Form 10KSB
period 1999-12-31
RHOMBIC CORP
filed 2000-04-14
CIK 1032405

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1999Commission File No. 0-28375



                                RHOMBIC CORPORATION
                   (Name of small business issuer in its charter)

NEVADA                                                  86-0824125
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


       Suite 901, 1212 Howe Street, Vancouver, British Columbia V6Z 2M9
                   (Address of principal executive offices)
                  Issuer's telephone number:  (604) 683-4864

                       EMERALD ACQUISITION CORPORATION
                           (Former name of issuer)

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock
                                                              (title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    ;  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:               $0

At March 24, 2000 there were 18,386,100 outstanding shares of registrant's common stock held by non-affiliates, with a market value of $55,158,300 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $3.00 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes     ;  No ___
                  Not applicable

At March 24, 2000, a total of 34,286,100 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes; No  X


                             RHOMBIC CORPORATION

                                    PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Acquisition of Emerald Acquisition Corporation

             Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") Rhombic Corporation ("Rhombic" or the "Company") acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholder thereof in an exchange for an aggregate of 200,000 shares of common stock of Rhombic (the "Acquisition"). As a result, Emerald became a wholly-owned subsidiary of Rhombic. The Acquisition was effective on January 21, 2000 and is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

             Emerald was incorporated on March 24, 1999, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since its inception.

             On December 3, 1999, Emerald voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities Exchange Act of 1934. Emerald's Form 10-SB was declared effective by the Securities and Exchange Commission on December 23, 1999.

             The consideration exchanged pursuant to the Acquisition was negotiated between Emerald and Rhombic. In evaluating the Acquisition, Emerald used criteria such as the value of assets of Rhombic, Rhombic's ability to recognize merchantability of a technology or invention, Rhombic's ability to compete in the technology transfer markets, the unique nature of Rhombic's products and developing technologies, Rhombic's anticipated business operations, and Rhombic's management's experience and reputation in the technology transfer market. In evaluating Emerald, Rhombic placed a primary emphasis on Emerald's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934 and Emerald's facilitation of Rhombic's becoming a reporting company under the Act.

             Prior to the Acquisition, Rhombic had 33,741,100 shares of common stock issued and outstanding and it had 33,941,100 shares issued and outstanding following the Acquisition.

             Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic became the successor issuer to Emerald.

             Rhombic has filed a Current Report Form 8-K, with amendment, describing the Acquisition and containing its audited financial statements.

EMERALD ACQUISITION CORPORATION

             At December 31, 1999, Emerald had no operating history and no revenues nor earnings from operations. Emerald had no significant assets or financial resources. The sole shareholder of Emerald agreed to pay all its expenses until it effected a business combination without expectation of repayment by Emerald.

             In 1999, Emerald sought to locate and negotiate with a business entity for the combination of that target company with it. Emerald was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.
 Emerald negotiated and consummated the Acquisition by Rhombic in January, 2000.

RHOMBIC CORPORATION

        Rhombic Corporation was incorporated under the laws of the State of Nevada on February 26, 1987, as the predecessor company which was acquired by Rhombic Corporation on November 24, 1994. Rhombic is currently headquartered in Vancouver, British Columbia, Canada.

        Rhombic is in the development stage and its efforts, since inception, have been primarily focused on research and development of its portfolio of acquired technologies. The Company's main objective is to research and develop both its own and acquired technologies in order to make them commercially marketable and capitalize on their commercial applications. Rhombic contracts its development work with the University of Missouri or joint venture partners. Other non-contract development work, such as the Rhombic Explorer, is being funded by Rhombic.

        Rhombic has three wholly owned subsidiaries, Rockford Technology Associates, Inc. ("Rockford"), Nanophase Diamond Technologies, Inc. ("Nanophase") and Emerald Acquisition Corporation.

        By assignment from the University of Illinois of September 5, 1995 filed with the Patent and Trademark Office, Rockford owns a patent for the Inertial Electrostatic Confinement and Neutron Monitor technology. On June 27, 1996, Rockford entered a licensing agreement with Daimler Benz Aerospace and the University of Illinois by which it is entitled to receive a long term royalty on all Inertial Electrostatic Confinement ("IEC") technology sales throughout the world, including North America, and may engage in direct marketing of the technology in North America without restriction. In return, Rockford assigned to Daimler Benz Aerospace its right, title and interest to the Inertial Electrostatic Confinement technology for development and commercialization by Daimler Benz Aerospace.

        Nanophase owns the Diamond Film Forced Diffusion technology.

        As a technology transfer and development start-up company, Rhombic has limited finances and requires additional funding in order to accomplish its growth objectives and development of products and marketing of its technologies. There is no assurance that Rhombic will be able to secure any or all funding necessary for such growth and expansion. There is also no assurance that even if Rhombic obtains adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing Rhombic's business and will not ultimately have an adverse effect on Rhombic's business and operations.

        Rhombic intends to make future acquisitions of commercially promising technologies that fit Rhombic's general technology acquisition criteria. However, as of the date of this filing, Rhombic does not have a fixed source of capital to finance such acquisitions. Rhombic intends to accomplish its acquisition plans by exchange of its stock. There is no assurance that Rhombic will be able to arrange for such acquisitions or as to the trading price or liquidity of its stock. Low trading price or poor liquidity of Rhombic's common stock may adversely affect Rhombic's ability to engage in future acquisitions and to accomplish its growth objectives.

TECHNOLOGIES

        Rhombic's current portfolio of technologies includes (1) Inertial Electrostatic Confinement and Neutron Monitor, (2) Diamond Film Forced Diffusion, (3) Nuclide Battery, (4) Diamond-reinforced Flywheel Battery, (5) Disperse Composite Material, (6) Active Engine ("Rhombic Explorer"), (7) Ultra Violet (Excimer) Lamp, and (8) FaxKey technology. All of these technologies have been acquired by Rhombic in exchange for shares of its common stock from different parties including research companies and individual inventors throughout the world. In certain cases, as part of the acquisition of the technology, Rhombic has agreed to pay royalty fees based on sales, when and if any such sales occur.

        These technologies are in the development phase. Rhombic has a license agreement for development of the Inertial Electrostatic Confinement technology but Rhombic is seeking joint venture partners or others to effect commercialization of its other technologies. There is no assurance that Company will be able to locate a joint venturer to develop any or all of these technologies. In addition, there is no assurance that even if a joint venture partner is found that any of these technologies will ever result in marketable or viable products.

        1. Inertial Electrostatic Confinement ("IEC"). The IEC device is a large, negatively charged grid ionizing the gas inside a spherical vacuum chamber. The positive ions produced by this plasma are attracted toward the central cathode (negative electrode). Since the grid is mostly transparent, most of the ions will pass through the grid toward the center of the device, rather than collide with the grid. At the center, many of the ions will collide with each other. If the gas consists of fusionable fuels (tritium, deuterium, helium-3), then some of the collisions will result in fusion and release of energy. Increasing the number of fusion reactions would increase the energy output of a fusion reactor, or would increase the number of valuable fusion products produced (neutrons, helium-3). Potentially the IEC device may become a source of energy. Currently, however, the IEC device does not produce as much energy as is used to operate it.

        A related device utilizing the principle described above is Neutron Monitoring detector. This device monitors the speed and frequency of passing neutrons to assess the quality of alloy. Some practical applications of this technology may include detection of impurities in high quality alloys, mineral quality analysis in coal, cement and similar industries, detection contraband at airports, bus stops, train stations, and detection of nonmetallic antipersonnel land mines.

        2. Diamond Film Forced Diffusion. Rhombic's negative type diamond technology, referred to as "Forced Diffusion," has been successfully created in a former Soviet Republic laboratory to create functional integrated circuits. This technology consists of diffusing different elements into diamond film, producing diamond with electronic properties greatly superior to those of silicon, the material currently used for computer chips. This technology allows for the exponential decrease of the space required for a computer microchip. Such diamond film is considerably more heat and radiation resistant extending the life of the electronic circuitry. Harder cutting tools and abrasives, diamond televison and computer monitor screens, sensor, bearing and radar screens are among a number of potential commercial applications of this technology.

        3. The Nuclide Battery. The nuclide battery produces energy from the breakdown of unstable isotopes of a number of basic elements such as krypton, strontium, and cesium. The battery's intended purpose is to provide a generation of constant energy for both manned and unmanned space flights.

        4. Diamond-reinforced Flywheel Battery. The diamond-reinforced flywheel battery operates on a principle of using diamond layers instead of carbon filters to increase the power density of electro-mechanical energy storage for batteries used in automobiles or other storage systems. This concept is based on the rupture stress measure for present polycrystalline diamond. An increase in storage capacity may result in the development of a satisfactory method for storing large amounts of electrical energy both for portable applications, such as automobiles and satellites, and fixed appliances, such as electric power load leveling from the individual house to the utility level.

        5. Disperse Composite Material. The manufacturing of extremely fine dispersed materials with a homogeneous interior and an additional coating which utilizes plasma processing of high efficiency. Plasma deposition consists of filling a working chamber with a plasma producing gas which is excited to plasma, and injecting of the dispersed (dusty) base material as well as the one or other components of the coating material being in the gas or vapor phase. A special application of this method and apparatus is the manufacturing of coatings which leads to a conversion of long lived radio nuclides (mostly from nuclear reactors) into stable nuclides or the elimination of plutonium by transmutation into uranium. The material added to the plasma for production the coatings (on glass or similar carrier materials) is then one or in a sequence further mentioned host metals as well as charges of the long time radio nuclides for transmutation, preferably into the surfaces or in interfaces. Applications of this technology may include semiconductor and microchip industries, as well as consumer electronics, high-tech navigational tools, etc.

        6. Active Engine ("Rhombic Explorer"). This technology consists of an Internet browser, developed by Peter Weicker, of British Columbia, Canada. The advantages of this Internet browser include automated and quick-paced Web searching. The search engine supports nested statements and boolean logical operations which will enable users to construct search statements of large size and complexity while searching the Web.

        7. Ultra Violet (Excimer) lamp. This device consists of a microwave-driven ultra violet light source and solid-state laser. This laser provides an efficient, compact and tunable solid-state laser. The laser has the capability of illumination at varying wavelengths. Excimer lamps can be used for dry cleaning and etching in the production of semiconductors. It is also suitable for effective ozone production. The shorter the wavelength, the higher the energy it can generate. Potential applications of this technology include greenhouse plant light as well as curing semiconductor wafer boards.

        8.  FaxKey technology.    This technology consists of a combination
of hardware and software device that offers a high level of security in sending and receiving facsimile messages. By the insertion of a personal key, only the intended recipient may retrieve the faxed message.

MARKETING

        Rhombic's primary business focus is placed upon the commercialization of advanced technologies and commercial products resulting therefrom. Rhombic anticipates that microchip, computer, satellite and space industries will be the primary markets for Rhombic's products and technologies. Rhombic has limited experience in marketing of products and services in these fields and intends to rely on licensing and joint venture opportunities with multinational companies for the marketing and sale of its technologies. Rhombic also has little experience marketing products of a consumer nature. There is no assurance that Rhombic will be successful in developing a market for any of its products or that it will gain any market recognition and acceptance.

TRADEMARKS AND PATENTS

        Rhombic has spent a total of $53,980 in patent procurement costs for its technologies with $11,507 and $31,373 spent in 1998 and 1999, respectively. Rhombic has filed patent applications in several jurisdictions including Canada, Japan, Korea, and the United States. Currently, through Nanophase, Rhombic holds a patent to the "Forced Diffusion" technology, United States Patent No. 5,597,762 granted on January 28, 1997. As part of the licensing agreement with Daimler Benz Aerospace, Rockford transferred its patent to the IEC technology. All other patent applications filed by Rhombic are pending approval. There is no assurance that any of these patents will be granted or if granted that Rhombic will be able to defend against any infringement of such patents.

EMPLOYEES

        Neither Emerald nor Rhombic currently have any employees.

ITEM 2.   DESCRIPTION OF PROPERTY

        As Rhombic is not producing any products at present, it has no lease or physical facilities commitments. Rhombic's executive office in Vancouver, British Columbia, Canada, is provided by Owen & Associates on a month-to-month basis. The monthly rent for this executive space is included in CN$7,500 monthly payment to Owen & Associates.

        On June 21, 1999, Rhombic accepted a proposal from the University of Missouri to use its laboratory facilities, technical equipment and personnel to develop selected projects using Rhombic's "Forced Diffusion" technology.

ITEM 3.   LEGAL PROCEEDINGS

        Rhombic Corporation

        There is no current outstanding litigation in which Rhombic is involved and Rhombic is unaware of any pending actions or claims against it.

        During November 1999, Rhombic settled a two year dispute with the management of Rockford Technology Associates, Inc. ("Rockford"). Rhombic asserted that the management of Rockford was selling the shares of Rhombic that Rockford owned in violation of Rule 144 and were not using the proceeds for the benefit of Rockford. The dispute was settled by Rhombic purchasing 2,900,000 Rockford shares for $300,000 and taking over control of the Board of Directors of Rockford.

        Emerald Acquisition Corporation

        There is no current outstanding litigation in which Emerald is involved and Emerald is unaware of any pending actions or claims against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During 1999, there were no actions brought before the security holders of Emerald Acquisition Corporation.

                                   PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

             (A) GENERAL. As of December 31, 2000 there was no trading market for the Emerald common stock. Emerald has an authorized capitalization of 100,000,000 shares of common stock of which 5,000,000 were issued as of December 31, 1999 and 20,000,000 shares of preferred stock of which none were issued.

             Rhombic has an authorized capitalization of 70,000,000 shares of Common Stock, $.001 par value per share, of which 34,286,100 shares were issued and outstanding as of March 24, 2000, and 1,000,000 shares of Preferred Stock, $.001 par value per share, of which no shares are issued and outstanding. Rhombic has no outstanding debt.

             (b) MARKET INFORMATION. Rhombic had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933. Rhombic's common stock is traded on the NASD OTC Bulletin Board under the symbol NUKE. The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. Rhombic acquired all the outstanding shares of Emerald to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the Eligibility Rule for the OTC Bulletin Board.

             The following table sets forth the range of high and low bid quotes of Rhombic's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

              1999                     Low                        High

              Fourth quarter           .360                      5.125
              Third quarter            .410                       .900
              Second quarter           .290                      1.140
              First quarter            .009                       .760

              1998                      Low                        High

              Fourth quarter           .009                       .310
              Third quarter            .120                       .875
              Second quarter           .300                      1.750
              First quarter            .140                       .320

             On March 10, 2000 Rhombic's common shares began trading on the Hamburg Stock Exchange in Hamburg, Germany under the symbol "919335".

HOLDERS

             As of March 24, 2000, Rhombic had 34,286,100 shares of common stock outstanding held by 156 shareholders of record. Rhombic estimates there to be over 400 additional individual shareholders holding their certificates in street name form.

DIVIDENDS

             Neither Rhombic nor Emerald have ever declared or paid cash dividends on their common stock. Rhombic anticipates that future earnings, if any, will be retained for development of its business. Payment of cash dividends in the future will be wholly dependent upon Rhombic's earnings, financial condition, capital requirements and other factors deemed relevant by it. It is not likely that cash dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

             Emerald has not issued any securities other than those reported on its registration statement on Form 10-SB as filed with the Securities and Exchange Commission on December 3, 1999.

             The following information is given with respect to all unregistered securities sold by Rhombic within the past three years:

             (i) During 1997, the Company issued 160,000 shares of its common stock to eight persons for services valued by the Company at $ 32,000. Of the eight persons, one received 100,000 shares for providing financial and accounting services to the Company and maintained its books and records from inception through December 31, 1997. A second person was a Canadian company that received 6,000 common shares valued at $ 1,200 for setting up an internet site for the Company. The remaining six persons, five of which received 10,000 shares each and one who received 4,000 shares during October 1997, had substantial experience in evaluating technologies under development for commercial application. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

             (ii) On July 16, 1997, the Company acquired the rights to the Flywheel Battery technology by issuing 350,000 common shares valued at $70,000 to a group consisting of four scientists. The issuance of the securities to the group was exempt under Section 4(2) of the Securities Act.

             (iii) During 1998, the Company issued 985,666 shares of its common stock to ten persons for services valued by the Company in relationship to its trading market at $ 394,372. Of the ten persons, two received a total of 56,666 shares valued at $ 26,013 for providing for providing financial and accounting services during the year. A third person received 150,000 common shares valued at $ 34,089 as a finders fee for introducing the Nuclide Battery technology to the Company. The fourth person was a Canadian attorney that received 20,000 shares valued at $ 4,540 for assisting the Company in a settlement with Rockford which was based in Calgary, Alberta. A fifth person, was also the Secretary of the Company and received 100,000 shares valued at $ 22,700 for his services during the year. The sixth person received 100,000 common shares valued at $ 22,700 for evaluating the commercial feasibility of numerous applications of the technologies of the Company. The remaining four persons received 559,000 common shares valued at $ 284,330 for reimbursement of expenses and investor relation services. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

             (iv) On September 14, 1998, the Company acquired the rights to the Nuclide Battery technology by issuing 350,000 common shares to a group consisting of eight scientists and their representative valued at $ 175,000. The issuance of the securities to the group was exempt under Section 4(2) of the Securities Act.

             (v) During 1998, the Company issued 2,665,834 common shares to 18 non-U.S. citizens and two U.S. citizens for $ 399,875 in cash at $.15 per share in a private transaction. The Company's President, William Owen and Chairman John R. Krushnisky participated in the private placement and each purchased 100,000 shares for $15,000, totaling 200,000 shares for $ 30,000. The issuance of the securities was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. A Form D was filed by the Company.

             (vi) During 1999 the Company issued 280,000 shares of its common stock to four persons for services valued by the Company in relationship to its trading market at $ 104,025. Of the four persons, one received 50,000 shares valued at $ 18,500 for providing financial and accounting services to the Company during the year. A second person received 50,000 shares valued at $ 18,500 in accordance with an agreement to provide software programming services for the Rhombic Explorer technology, which was owned by Rhombic. The remaining two persons received 180,000 shares valued at $ 67,025 for investor relation services. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

             (vii) During 1999, the Company acquired the rights to two technologies by issuing at total of 840,000 shares at a value of $ 636,150. On June 11, 1999 it issued 640,000 shares at a value of $ 510,150 for the Disperse Composite Material technology. The shares were issued to ten scientists and their business representative. On September 8, 1999 the Company issued 200,000 shares to one scientist at a value of $ 126,000 for the Neutron Monitor Detection technology. The issuance of the securities to the group was exempt under Section 4(2) of the Securities Act.

             (viii) During January 1999, the Company received $ 731,000 in cash and subsequently issued 3,705,000 common shares to five non-U.S. citizens and one U.S. citizen in a private transaction. The Company's President, William Owen purchased 100,000 shares for $ 15,000 and the Company's Chairman John R. Krushnisky purchased 500,000 shares for $ 95,000. No advertising or general solicitation was employed in offering the shares. The issuance of the securities to the U.S. citizen was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. A Form D was filed by the Company. The issuance of the securities to the five non-U.S. citizens was exempt from Registration pursuant to Regulation S adopted under the Securities Act.

             (ix) On January 1, 1999 the Company established a stock option plan for 2,969,000 shares at exercise prices ranging from $.25 to $.75 per share. During 1999 the Company received $ 699,500 from the exercise of options and issued 2,774,000 shares. As of March 24, 2000 the Company had received $107,250 from the exercise of options and issued 195,000 shares during the year 2000. The issuance of the securities to all optionees that exercised their options was exempt under Section 4(2) of the Securities Act.

ITEM 6.  PLAN OF OPERATION

             At December 31, 1999, Emerald had no operating history, revenues, earnings from operations, significant assets or financial resources. The sole shareholder of Emerald agreed to pay all expenses without expectation of repayment incurred by Emerald until it effected a business combination.

             The following discussion provides an analysis of the plan of operation during the next quarter and the balance of the fiscal year for Rhombic Corporation. Certain matters discussed below are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured. Such forward-looking statements include, but are not limited to, plans to conduct research and development within the Company and in conjunction with joint venture partners.

CURRENT OPERATIONS

        The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. Rhombic has placed its primary emphasis on product development, dependability and commercial viability of its acquired technologies. Management is currently determining the expenses involved to develop its existing technologies into commercial applications. None of the technologies have been developed to commercialization. To date, the Company has not generated any revenues from any of its acquired technologies and is currently operating at a loss. Rhombic is not able to determine an approximate date for commercialization at this time. No assurances can be given that any of the Company's technologies will ever be developed to a point of usefulness or, if developed, that any will be commercially feasible.

             For the twelve months ended December 31, 1997, Rhombic did not incur any development costs. For the twelve months ended December 31, 1998, Daimler Benz Aerospace continued developing the IEC technology at no cost to the Company during the year. The Company spent $11,682 in developing the "Active Engine " technology and was credited $10,000 against those expenses by a joint venture partner that forfeited its interest in the development due to its inability to continue paying its share.

             The Company requires additional funding to achieve its growth objectives. If the Company does not receive additional funding, it will not be able to pursue the intended marketing plan and, in such case, may not be able to successfully conduct its operations. There is no assurance that the Company will be successful in marketing any of its technologies or in generating any meaningful revenues from operations.

             The Company acquired the Nuclide Battery Technology in September 1998 for 350,000 common shares at a deemed value of $ 175,000. No development work was done on the Nuclide Battery Technology during 1998.

             Rhombic acquired additional technologies during 1999 in exchange for its common shares. It acquired the Disperse Composite Material for common shares valued at $510,150 and the Neutron Monitoring Detector for common shares valued at $126,000.

             Rhombic incurred $98,721 and $ 63,310 in legal expenses during 1998 and 1999, respectively. The expenses were incurred as a result of Rhombic's assertive action against Rockford. During 1998, Rhombic sold a significant amount of its Rhombic common shares into the marketplace. Rhombic considered Rockford to be an affiliate and believed that the amount of Rhombic shares being sold was in excess of the allowable limit for affiliates during each fiscal quarter of 1998 and 1999. In November 1999, Rhombic settled its dispute with Rockford by purchasing 2,900,000 shares of Rockford, which amounted to approximately 15.5% of Rockford after the purchase, for approximately $ 208,000. The settlement also provided for the resignation of the Rockford officers instrumental in having sold the Rhombic shares. Rhombic does not control the board of directors of Rockford although three of Rhombic's directors currently sit on the seven member board of directors of Rockford.

             The Company paid $352,728 and $114,746 for consulting expenses during 1998 and 1999, respectively. The consulting expenses were for investor relations services, technology feasibility studies and project budget analysis. The decrease in expenditures during 1999 was primarily due to the reduction in investor relation services. The Company was able to obtain more economical service by contracting with a couple organizations rather than numerous individuals in various locations throughout the world.

             General and Administrative expenses were $90,673 and $88,206 during 1998 and 1999, respectively. The expenditures were primarily for providing information to shareholders and coordinating research activity. Rhombic paid Owen & Associates $90,000 during 1998 and $90,000 during 1999 for providing rent, basic telephone service and compensation to William Owen for serving as the President of Rhombic.

             For the twelve months ended December 31, 1999, Daimler Benz Aerospace continued research on the IEC Technology for development applications at no cost to the Company. Rhombic spent $41,373 in developing the "Active Engine" technology during 1999. Development on the Active Engine progressed to the point of estimating a working prototype model during the year 2000.

             During 1999, the Company paid $48,500 to the University of Illinois for work on the IEC Technology and research on projects that could have application to that technology. The Company concluded that there were no continuing benefits to be derived from the expenditure.

             During 1999, the Company paid the University of Missouri $90,100 and independent laboratories $9,200 for research and development on six work programs to develop applications on the "Forced Diffusion" technology. Work is continuing into the year 2000 and reports are expected later in the year 2000.

             At December 31, 1999 the Company had approximately $ 57,000 in cash and $19,000 in receivables and at March 24, 2000, it had approximately $456,431 in cash and $3,218 in receivables, compared to approximately $4,660 in cash and $58,611 in receivables at December 31, 1998.

             During 1998 and 1999, the Company raised $ 399,875 and $ 731,000 and issued 2,665,834 and 3,705,000 common shares, respectively. The Company also received $ 699,500 and issued 2,774,000 shares from the exercise of stock options during 1999. During the year 2000 through March 24, 2000, the Company had received $ 107,250 and issued 195,000 common shares from the exercise of additional stock options.

             The Company does not plan to acquire additional technologies during the year 2000. It intends to use its resources to research and develop applications for its diamond technologies and Nuclid Battery Technology.

             Rhombic engaged a non-profit organization during 1999 to evaluate the commercial feasibility of its battery technologies. The Company believes that the satellite industry is seeking battery technology because of its durability in ultra violet light and extensive power life.

             Rhombic's Board of Directors approved a stock option plan for the year 2000 to issue options on 2,500,000 shares of common stock at $2.50 per share with expirations ranging from December 31, 2000 to December 31, 2001. In addition there is an option to a scientist to purchase 100,000 shares at $1.00 per share expiring December 31, 2000. In the event all of the options were exercised during the year 2000, the Company would receive $ 6,350,000 and issue 2,600,000 common shares. There is no assurance or indication that any or all of these options will be exercised.

        Rhombic has not received any revenues to date and is operating at a
loss.   It will need to raise additional capital through the placement of
its securities or from debt or equity financing.   If it is not able to
raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate if additional sales of its securities cannot be generated or other sources of financing located.


             Rhombic does not have any employees and instead uses consultants for matters pertaining to technology evaluations, administrative functions and investor relations. The Company does not presently contemplate hiring employees during the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

             The audited financial statements for Emerald Acquisition Corporation as December 31, 1999 are included herewith.





                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999






















                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD
                    FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDER'S
                     EQUITY FOR THE PERIOD FROM MARCH 24, 1999
                     (INCEPTION) TO DECEMBER 31, 1999

       PAGE      5 - STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                     MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGES 6   9 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999










                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Emerald Acquisition Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Emerald Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from March 24, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Emerald Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from March 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 27, 2000



                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1999


                                    ASSETS


Cash                                                   $      500

TOTAL ASSETS                                           $      500



                     LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                            $     -

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding           -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                          500
   Additional paid-in capital                              1,330
   Deficit accumulated during development stage           (1,330)

     Total Stockholder's Equity                              500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $     500









               See accompanying notes to financial statements.
                                      2

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999




Income                                          $      -

Expenses
 Organization expense                                   580
 Professional fees                                      750

   Total expenses                                     1,330

NET LOSS                                        $    (1,330)
























               See accompanying notes to financial statements.
                                      3

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDER'S EQUITY
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


                                             Deficit
                                Additional  Accumulated
                        Common   Paid-In    During Devel-
                        Stock    Capital    opment Stage    Total

Common stock issuance      500   $   -      $        -    $   500

Fair value of
 expenses contributed      -        1,330            -      1,330

Net loss for the period
 ended December 31, 1999   -          -            (1,330) (1,330)

BALANCE AT DECEMBER 31,
 1999                  $   500   $  1,330   $     (1,330) $   500














               See accompanying notes to financial statements.
                                      4

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR THE PERIOD FROM MARCH 24, 1999
                       (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                             $   (1,330)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized expenses                                      1,330

 Net cash used in operating activities                     -

CASH FLOWS FROM INVESTING ACTIVITIES                       -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500

 Net cash provided by financing activities                  500

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500











               See accompanying notes to financial statements.
                                      5
                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  Organization and Business Operations

         Emerald Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. (See
         Note 5)

         B.  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C.  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF December 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)

          D.  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE  2 - STOCKHOLDER'S EQUITY

         A.  Preferred Stock

         The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

         B.  Common Stock

         The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999


NOTE  2 - STOCKHOLDER'S EQUITY - (CONT'D)

          C.  Additional Paid-In Capital

         Additional paid-in capital at December 31, 1999 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

         On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

         1. Preparation and filing of required documents with the Securities and Exchange Commission.
         2.  Location and review of potential target companies.
         3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

         Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5   SUBSEQUENT EVENTS

         Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated January 18, 2000, Rhombic Corporation, a Nevada corporation, acquired all the outstanding shares of common stock of the Company in an exchange for an aggregate of 200,000 shares of common stock of Rhombic (the "Acquisition"). As a result, the Company became a wholly owned subsidiary of Rhombic.

                       EMERALD ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1999

NOTE 5   SUBSEQUENT EVENTS

         The Acquisition was adopted by the unanimous consent of the Board of Directors of Rhombic on January 18, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of
         Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For financial accounting purposes the Acquisition will be accounted for using the purchase method of accounting.

         Prior to the Acquisition, Rhombic had 33,741,100 shares of common stock issued and outstanding, and 33,941,100 shares issued and outstanding following the Acquisition.

         Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic became the successor issuer to the Company for reporting purposes under the Securities Exchange Act of 1934 (the

         "Act") and elected to report under the Act effective January 20, 2000.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             The Company had no disagreements on accounting and financial disclosures with its independent auditors during the reporting period.

                                   PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        As of December 31, 1999, the officer and director of Emerald Acquisition Corporation were:

Name                        Age        Position

James M. Cassidy            64         President, Secretary, Director

        As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

        The sole officer and director of Emerald resigned effective upon completion of the Acquisition. Upon the resignation of the sole officer and director of Emerald the following persons were appointed to the respective offices of the Company:

Name                    Age                   Title

R.G. Krushnisky          39           Chairman, Chief Executive Officer
                                                     and Director
William Larry Owen       79           President & Director
Albert Golusin           45           Chief Financial Officer and Director
Stanley Porayko          64           Secretary and Director

             R.G. KRUSHNISKY, Chief Executive Officer and Director of the Company. Mr. Krushnisky served as past President of Rockford Technology Corporation which owns the Diamond Film Forced Diffusion technology. Since 1984, Mr. Krushnisky has been the President of International Laser Games, Ltd., a British Columbia, Canada, coin-operated arcade machinery business. Mr. Krushnisky is a graduate of the United States International University at San Diego with a Bachelor Science degree in Business and International Commerce.

             WILLIAM LARRY OWEN, President of the Company. In 1963, Mr. Owen was a founder of a New World Jade Company. From 1982 to 1985, Mr. Owen was the President of International Phasor Telecom, a computer security firm. Mr. Owen received a Bachelor of Arts degree from Pepperdine University of California, and Masters of Education degree from the University of Southern California.

             ALBERT GOLUSIN, Chief Financial Officer, is a Certified Public Accountant in Phoenix, Arizona. Since 1993, Mr. Golusin has been in private practice as an accounting consultant to public companies. He has also served as a controller for Glenayre Electronics, a NASDAQ company, from 1984 - 1991. From 1983 to 1984, Mr. Golusin worked for Kenneth Leventhal & Company. From 1979 to 1981, Mr Golusin worked for the international accounting firm of Grant Thornton & Company. Mr. Golusin graduated from Brigham Young University in 1978.

             STANLEY PORAYKO, Secretary and Director of the Company, and a Director of the Company's wholly-owned subsidiary, Rockford Technology Associates. Mr. Porayko is a self-employed rancher from Alberta, Canada. He was a founder of the jade deposit on Ogden Mountain, British Columbia, and a director of Yugold Mines. Mr. Porayko graduated from Ryerson Institute of Technology in 1957.

ITEM 10.  EXECUTIVE COMPENSATION

             The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 1998 and 1999 of the chief executive officer at December 31, 1999 and all officers and directors, as a group.

Name and
Principal
Positions at     Annual Compensation   Long-Term Compensation
12/31/98                                              Securities
                                      Other annual    underlying
                 Salary       Bonus   Compensation    Options     Other

William Owen
       1998        0             0   $90,000 (1)      (1)         None
       1999        0             0   $90,000 (1)      (1)         None

All officers and
directors as a group
       1998        0             0   $137,200 (1)(2)   (1)        None
       1999        0             0   $108,500 (1)(2)   (1)        None

              (1) William Larry Owen, President of the Company, is compensated by Owen & Associates which has an agreement with the Company to provide office and administrative support for $7,500 a month. Mr. Owen received 3,000,000 shares of the common stock of the Company for services rendered in 1999. The 3,000,000 shares are held in escrow until the Company has received certain revenue amounts.

              (2)     Albert Golusin, Chief Financial
Officer and Director of the Company, provides his services on a part-time basis and is compensated primarily with shares of the Company. In 1999, Mr. Golusin received $50,000 in cash for payment of expenses, auditing costs of the Company and compensation. In 1998, he received $10,000 in cash as compensation. Mr. Golusin received 100,000, 50,000 and 50,000 shares of common stock at deemed values of $10,000, $24,500 and $18,500 for the services rendered in 1997, 1998 and 1999, respectively.

              (3)     R.G. Krushnisky, Chairman, Chief
Executive Officer and Director of the Company, provides his consulting services on a part-time basis and is compensated with shares of the Company.

              (4)     Stanley Porayko, Secretary and
Director of the Company, provides his consulting services on a part-time basis and is compensated with shares of the Company. Mr. Porayko received 100,000 shares for secretarial services rendered in 1998 at a deemed value of $22,700.

                      Currently, the Company does not provide any benefits to any of its employees. There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 1999

                      All officers and directors exercised options under the 1999 stock option plan as of December 31, 1999. There were no unexercised options at December 31, 1999.

OPTION GRANTS IN THE LAST TWO FISCAL YEARS

                      The Company did not grant any options during 1998. The Company granted the following options to officers and directors during 1999:
                                                       Exercise
                  Number of Shares   Options granted      Price   Expiration
                underlying Options   during Year        ($/sh)       Date

William L. Owen         275,000             275,000           .25   12/31/99
Albert Golusin          275,000             275,000           .25   12/31/99
Robert Krushnisky       275,000             275,000           .25   12/31/99
Stanley Porayko         100,000             100,000           .25   12/31/99

STOCK OPTION PLAN

        The Board of Directors of Rhombic has approved its year Incentive Stock Option Plan ("Plan") which authorizes it to grant incentive stock options. The Plan relates to a total of 2,500,000 shares of common stock. Options relating to such shares have not been granted as of March 24, 2000. Options are anticipated to range from 9 months to 2 years at $ 2.50 per share. All options which may be outstanding at any point in time must be exercised no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

        The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. Options granted under the plan are transferrable by the optionee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table contains information, as of March 24, 2000, regarding the shareholdings of (1) Rhombic's current directors and executive officers, (2) those persons or entities who beneficially own more than 5% of its common stock and (3) all of the directors and executive officers as a group(giving effect to the exercise of the warrants held by each such person or entity). Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the share indicated:

                            Number of shares           Percent of
                            Common Stock Beneficially  Common Stock
Name                        Owned                     Beneficially Owned (1)

R.G. Krushnisky                       4,375,000          12.76%
Chief Executive Officer,
Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia
Canada V6Z 2M9

William Larry Owen (2)                3,229,500            9.41%
President, Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia,
Canada V6Z 2M9

Albert Golusi                            50,000              *
Chief Financial Officer, Director
10641 North 44 Street
Phoenix, Arizona 85028

Stanley Porayko                         200,000              *
Director
P.O. Box 1765
Vegreville, Alberta
Canada T9C 1S8

Total shares owned by
Directors and                          7,854,500            22.9%
Officers of the Company
(4 persons)

Durham Technology Corporation (3)      6,000,000            17.49%
#2, Commercial Central Square
Alofi, Niue Island
New Zealand

Rockford Technology Corporation (4)     2,045,500            5.96%
4873 Delta Street
Delta, British Columbia, Canada

*Less than 1%.

(1)     Based upon 34,286,100 outstanding shares of common stock.
(2) Includes 229,500 shares owned by Rarerock Explorations, Ltd., a corporation controlled by Mr. Owen and who may be deemed the beneficial owner of the shares held by it. Also includes 3,000,000 escrowed shares restricted from trading until Rhombic generates a net income of at least $ .01 per share in any year.
(3) A Niue Island (New Zealand overseas territory) corporation primarily engaged in marketing of new technologies. The Rhombic shares are held in escrow and cannot be sold or hypothecated until Rhombic generates a net income of at least $.01 per share in any year. Albert Golusin and R.G. Krushnisky are each 10% shareholders of Durham Technology Corporation.
(4) Messrs. Owen, Porayko and Krushnisky are directors of Rhombic and are three of the seven directors of Rockford but do not own controlling interest.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

             On November 10, 1998, the Company issued restricted 3,000,000 escrowed shares to William Owen, the President and 6,000,000 escrowed shares to Durham Technology, which is A Niue Island (New Zealand overseas territory) corporation primarily engaged in marketing of new technologies. The Rhombic shares are held in escrow and cannot be sold or hypothecated until Rhombic generates a net income of at least $.01 per share in any year. Albert Golusin and John R. Krushnisky are each 10% shareholders of Durham Technology Corporation.

             On December 8, 1998, William Owen, the Company's President, and John R. Krushnisky, the Company's Chairman, both citizens of Canada, each purchased 100,000 shares for $ 15,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

             On December 22, 1998, Rhombic issued 100,000 common shares to Stanley Poryako, the Companies Secretary, valued at $
22,700 for his services during the year.

             During 1998 and 1999, William Owen received $ 90,000 in each year through his wholly owned Canadian company named Owen & Associates. Owen & Associates provides an office, local telephone service, postage and compensates William Owen on behalf of Rhombic.

             On January 15, 1999, William Owen, the Company's President, and John R. Krushnisky, the Company's Chairman, both citizens of Canada, each purchased 100,000 shares for $15,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

             On March 16, 1999, John R. Krushnisky, the Company's Chairman, a citizen of Canada, purchased 400,000 shares for $80,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

             During December 1999, all of the directors of Company exercised their 1999 stock options at $.25 per share. The Company issued 925,000 shares to the directors and received $ 231,250 in cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             2.1. Agreement and Plan of Reorganization between Rhombic Corporation and Emerald Acquisition Corporation filed as an exhibit to the Current Report on Form 8-K filed January 21, 2000 (file no. 0-28375).

(b) No reports on Form 8-K were filed in the last quarter of the period covered by this report, but a Form 8-K reflecting the Acquisition was filed January 21, 2000.


                              SIGNATURES

        In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RHOMBIC CORPORATION

                               /S/ William Larry Owen
                                   President

                               /s/ Albert Golusin

April 13, 2000


Name                         Title                        Date

/s/ R. G. Krushnisky         Director                     4/13/00

/s/ William Larry Owen       Director                     4/13/00

/s/ Albert Golusin           Director                     4/13/00

/s/ Stanley Porayko          Director                     4/13/00