Form 10KSB/A
period 1999-12-31
RHOMBIC CORP
filed 2000-05-12
CIK 1032405

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 0-28375


                               RHOMBIC CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Nevada                                                  86-0824125
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        Suite 901, 1212 Howe Street, Vancouver, British Columbia V6Z 2M9
        ----------------------------------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number: (604) 683-4864


                         Emerald Acquisition Corporation
                         -------------------------------
                             (Former name of issuer)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock
                                                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/Aor any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year:         $ 0

At March 24, 2000 there were 18,386,100 outstanding shares of registrant's common stock held by non-affiliates, with a market value of $55,158,300 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $3.00 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __; No __ Not applicable

At March 24, 2000, a total of 34,286,100 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes __; No X

================================================================================

                               RHOMBIC CORPORATION

                                     PART I

ITEM 1.    Description of Business

Acquisition of Emerald Acquisition Corporation

       Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement"), Rhombic Corporation ("Rhombic" or the "Company") acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholder thereof in an exchange for an aggregate of 200,000 shares of common stock of Rhombic (the "Acquisition"). As a result, Emerald became a wholly-owned subsidiary of Rhombic. The Acquisition was effective on January 21, 2000 and is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

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

       The consideration exchanged pursuant to the Acquisition was negotiated between Emerald and Rhombic. In evaluating the Acquisition, Emerald used criteria such as the value of assets of Rhombic, Rhombic's ability to recognize merchantability of a technology or invention, Rhombic's ability to compete in the technology transfer markets, the unique nature of Rhombic's products and developing technologies, Rhombic's anticipated business operations, and Rhombic's management's experience and reputation in the technology transfer market. In evaluating Emerald, Rhombic placed a primary emphasis on Emerald's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934 (the "Act") and Emerald's facilitation of Rhombic's becoming a reporting company under the Act.

       Prior to the Acquisition, Rhombic had 33,741,100 shares of common stock issued and outstanding and it had 33,941,100 shares issued and outstanding following the Acquisition.

       Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic became the successor issuer to Emerald.

       Rhombic has filed a Current Report on Form 8-K, with amendment, describing the Acquisition and containing its audited financial statements.

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

       By assignment from the University of Illinois of September 5, 1995 filed with the Patent and Trademark Office, Rockford owns a patent for the Inertial Electrostatic Confinement. On June 27, 1996, Rockford entered a licensing agreement with Daimler Benz Aerospace and the University of Illinois by which it is entitled to receive a long term royalty on all Inertial Electrostatic Confinement ("IEC") technology sales throughout the world, including North America, and may engage in direct marketing of the technology in North America without restriction. In return, Rockford assigned to Daimler Benz Aerospace its right, title and interest to the IEC technology for development and commercialization by Daimler Benz Aerospace.

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

       1. Inertial Electrostatic Confinement. The IEC device is a large, negatively charged grid ionizing the gas inside a spherical vacuum chamber. The positive ions produced by this plasma are attracted toward the central cathode (negative electrode). Since the grid is mostly transparent, most of the ions will pass through the grid toward the center of the device, rather than collide with the grid. At the center, many of the ions will collide with each other. If the gas consists of fusionable fuels (tritium, deuterium, helium-3), then some of the collisions will result in fusion and release of energy. Increasing the number of fusion reactions would increase the energy output of a fusion reactor, or would increase the number of valuable fusion products produced (neutrons, helium-3). Potentially the IEC device may become a source of energy. Currently, however, the IEC device does not produce as much energy as is used to operate it.

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

       7. Ultra Violet (Excimer) lamp. This device consists of a microwave-driven ultra violet light source and solid-state laser. This laser provides an efficient, compact and tunable solid-state laser. The laser has the capability of illumination at varying wavelengths. Excimer lamps can be used for dry cleaning and etching in the production of semiconductors. It is also suitable for effective ozone production. The shorter the wavelength, the higher the energy the lamp can generate. Potential applications of this technology include greenhouse plant light as well as curing semiconductor wafer boards.

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

ITEM 2.    Description of Property

       As Rhombic is not producing any products at present, it has no lease or physical facilities commitments. Rhombic's executive office in Vancouver, British Columbia, Canada, is provided by Owen & Associates on a month-to-month basis. The monthly rent for this executive space is included in US$7,500 monthly payment to Owen & Associates.

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

       During November 1999, Rhombic settled a two year dispute with the management of Rockford Technology Corporation ("Rockford Technology"). Rhombic asserted that the management of Rockford Technology was selling the shares of Rhombic that Rockford Technology owned in violation of Rule 144 and were not using the proceeds for the benefit of Rockford Technology. The dispute was settled by Rhombic purchasing 2,900,000 shares for approximately $208,000. The settlement also provided for the resignation of the Rockford Technology officers instrumental in having sold the Rhombic shares. Rhombic does not control the board of directors of Rockford Technology although three of Rhombic's directors currently sit on the seven-member board of directors of Rockford Technology.

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

       The following information is given with respect to all unregistered securities sold by Rhombic within the past three years:

       (I) During 1997, the Company issued 160,000 shares of its common stock to eight persons for services valued by the Company at $32,000. Of the eight persons, one received 100,000 shares for providing financial and accounting services to the Company and maintained its books and records from inception through December 31, 1997. A second person was a Canadian company that received 6,000 common shares valued at $1,200 for setting up an internet site for the Company. The remaining six persons, five of which received 10,000 shares each and one who received 4,000 shares during October 1997, had substantial experience in evaluating technologies under development for commercial application. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

       (ii) On July 16, 1997, the Company acquired the rights to the Flywheel Battery technology by issuing 350,000 common shares valued at $70,000 to a group consisting of four scientists. The issuance of the securities to the group was exempt under Section 4(2) of the Securities Act.

       (iii) During 1998, the Company issued 985,666 shares of its common stock to ten persons for services valued by the Company in relationship to its trading market at $394,372. Of the ten persons, two received a total of 56,666 shares valued at $26,013 for providing for providing financial and accounting services during the year. A third person received 150,000 common shares valued at $ 34,089 as a finders fee for introducing the Nuclide Battery technology to the Company. The fourth person was a Canadian attorney that received 20,000 shares valued at $4,540 for assisting the Company in a settlement with Rockford which was based in Calgary, Alberta. A fifth person, was also the Secretary of the Company and received 100,000 shares valued at $22,700 for his services during the year. The sixth person received 100,000 common shares valued at $22,700 for evaluating the commercial feasibility of numerous applications of the technologies of the Company. The remaining four persons received 559,000 common shares valued at $284,330 for reimbursement of expenses and investor relation services. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

       (iv) On September 14, 1998, the Company acquired the rights to the Nuclide Battery technology by issuing 350,000 common shares to a group consisting of eight scientists and their representative valued at $175,000. The issuance of the securities to the group was exempt under Section 4(2) of the Securities Act.

       (v) During 1998, the Company issued 2,665,834 common shares to 18 non-U.S. citizens and two U.S. citizens for $ 399,875 in cash at $.15 per share in a private transaction. The Company's President, William Owen and Chairman John R. Krushnisky participated in the private placement and each purchased 100,000 shares for $15,000, totaling 200,000 shares for $30,000. The issuance of the securities was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. A Form D was filed by the Company.

       (vi) During 1999 the Company issued 280,000 shares of its common stock to four persons for services valued by the Company in relationship to its trading market at $104,025. Of the four persons, one received 50,000 shares valued at $18,500 for providing financial and accounting services to the Company during the year. A second person received 50,000 shares valued at $18,500 in accordance with an agreement to provide software programming services for the Rhombic Explorer technology, which was owned by Rhombic. The remaining two persons received 180,000 shares valued at $67,025 for investor relation services. The issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

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

       (viii) During January 1999, the Company received $731,000 in cash and subsequently issued 3,705,000 common shares to five non-U.S. citizens and one U.S. citizen in a private transaction. The Company's President, William Owen purchased 100,000 shares for $ 15,000 and the Company's Chairman John R. Krushnisky purchased 500,000 shares for $95,000. No advertising or general solicitation was employed in offering the shares. The issuance of the securities to the U.S. citizen was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. A Form D was filed by the Company. The issuance of the securities to the five non-U.S. citizens was exempt from Registration pursuant to Regulation S adopted under the Securities Act.

       (ix) On January 1, 1999 the Company established a stock option plan for 2,969,000 shares at exercise prices ranging from $.25 to $.75 per share. During 1999 the Company received $699,500 from the exercise of options and issued 2,774,000 shares. As of March 24, 2000 the Company had received $107,250 from the exercise of options and issued 195,000 shares during the year 2000. The issuance of the securities to all optionees that exercised their options was exempt under Section 4(2) of the Securities Act.

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

       Rhombic incurred $98,721 and $63,310 in legal expenses during 1998 and 1999, respectively. The expenses were incurred as a result of Rhombic's assertive action against Rockford Technology. During 1998, Rockford Technology sold a significant amount of its Rhombic common shares into the marketplace. Rhombic considered Rockford Technology to be an affiliate and believed that the amount of Rhombic shares being sold was in excess of the allowable limit for affiliates during each fiscal quarter of 1998 and 1999. In November 1999, Rhombic settled its dispute with Rockford Technology by purchasing 2,900,000 shares of Rockford Technology, which amounted to approximately 15.5% of Rockford Technology after the purchase, for approximately $ 208,000. The settlement also provided for the resignation of the Rockford Technology officers instrumental in having sold the Rhombic shares. Rhombic does not control the board of directors of Rockford Technology although three of Rhombic's directors currently sit on the seven member board of directors of Rockford Technlogy.

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

       At December 31, 1999 the Company had approximately $57,000 in cash and $19,000 in receivables and at March 24, 2000, it had approximately $456,431 in cash and $3,218 in receivables, compared to approximately $4,660 in cash and $58,611 in receivables at December 31, 1998.

       During 1998 and 1999, the Company raised $ 399,875 and $731,000 and issued 2,665,834 and 3,705,000 common shares, respectively. The Company also received $ 699,500 and issued 2,774,000 shares from the exercise of stock options during 1999. During the year 2000 through March 24, 2000, the Company had received $ 107,250 and issued 195,000 common shares from the exercise of additional stock options.

       The Company does not plan to acquire additional technologies during the year 2000. It intends to use its resources to research and develop applications for its diamond technologies and Nuclide Battery Technology.

       Rhombic engaged a non-profit organization during 1999 to evaluate the commercial feasibility of its battery technologies. The Company believes that the satellite industry is seeking battery technology because of its durability in ultra violet light and extensive power life.

       Rhombic's Board of Directors approved a stock option plan for the year 2000 to issue options on 2,500,000 shares of common stock at $2.50 per share with expirations ranging from December 31, 2000 to December 31, 2001. In addition, there are outstanding options to purchase 250,000 shares outstanding. The average exercise price of these options is $.83 per common share with the option for 100,000 shares expiring December 31, 2000 and the option for 200,000 shares expiring December 19, 2002. In the event all of the options were exercised during the year 2000, the Company would receive $6,500,000 and issue 2,800,000 common shares. There is no assurance or indication that any or all of these options will be exercised.

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

                                    CONTENTS
                                    --------




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

       PAGES 6 - 9 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1999

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


                                WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 27, 2000

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                             -----------------------


                                     ASSETS
                                     ------


Cash                                                   $      500
                                                       ----------

TOTAL ASSETS                                           $      500
------------                                           ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


LIABILITIES                                            $        -
                                                       ----------

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding              -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                           500
   Additional paid-in capital                               1,330
   Deficit accumulated during development stage            (1,330)
                                                       ----------

     Total Stockholder's Equity                               500
                                                       ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $      500
------------------------------------------             ==========









                 See accompanying notes to financial statements.
                                        2

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
                        --------------------------------




Income                                                 $        -

Expenses
 Organization expense                                         580
 Professional fees                                            750
                                                       ----------

   Total expenses                                           1,330
                                                       ----------

NET LOSS                                               $   (1,330)
--------                                               ==========









                 See accompanying notes to financial statements.
                                        3

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
                        --------------------------------


                                                  Deficit
                                     Additional  Accumulated
                             Common   Paid-In    During Devel-
                             Stock    Capital    opment Stage    Total
                             -----    -------    ------------    -----

Common stock issuance           500   $      -      $     -    $   500

Fair value of
 expenses contributed             -      1,330            -      1,330

Net loss for the period
 ended December 31, 1999          -          -       (1,330)    (1,330)
                                      --------      -------    -------

BALANCE AT DECEMBER 31,
 1999                       $   500   $  1,330      $(1,330)   $   500
-----------------------     =======   ========      =======    =======









                 See accompanying notes to financial statements.
                                        4

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
                        --------------------------------


CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                             $   (1,330)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized expenses                                      1,330
                                                     ----------

 Net cash used in operating activities                     -
                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES                       -
                                                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500
                                                     ----------

 Net cash provided by financing activities                  500
                                                     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -
                                                     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500
-----------------------------------------            ==========











                 See accompanying notes to financial statements.
                                        5

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999
                             -----------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

          A. Organization and Business Operations
          ---------------------------------------

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

          B. Use of Estimates
          -------------------

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

          C. Cash and Cash Equivalents
          ----------------------------

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF December 31, 1999
                             -----------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONT'D)
--------------------------------------------------------------

          D. Income Taxes
          ---------------

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

NOTE  2 - STOCKHOLDER'S EQUITY
------------------------------

          A. Preferred Stock
          ------------------

          The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B. Common Stock
          ---------------

          The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999
                             -----------------------


NOTE  2 - STOCKHOLDER'S EQUITY - (CONT'D)
----------------------------------------

          C. Additional Paid-In Capital
          -----------------------------

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

NOTE 4 - RELATED PARTIES
------------------------

          Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

          Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated January 18, 2000, Rhombic Corporation, a Nevada corporation, acquired all the outstanding shares of common stock of the Company in an exchange for an aggregate of 200,000 shares of common stock of Rhombic (the "Acquisition"). As a result, the Company became a wholly owned subsidiary of Rhombic.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999
                             -----------------------

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

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

                                     PART II

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         As of December 31, 1999, the officer and director of Emerald Acquisition Corporation was:

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

         Stanley Porayko, Secretary and Director of the Company, and a Director of the Company's wholly-owned subsidiary, Rockford Technology Associates, Inc. Mr. Porayko is a self-employed rancher from Alberta, Canada. He was a founder of the jade deposit on Ogden Mountain, British Columbia, and a director of Yugold Mines. Mr. Porayko graduated from Ryerson Institute of Technology in 1957.

ITEM 10.   Executive Compensation

         The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 1998 and 1999 of the chief executive officer at December 31, 1999 and all officers and directors, as a group.

                            Annual Compensation              Long-Term Compensation
                                                                            Securities
Name and Principal                                         Other Annual     Underlying        All
Positions at 12/31/98        Salary      Bonus             Compensation     Options           Other

William L. Owen
         1998                  0           0              $90,000 (1)      (1)                None
         1999                  0           0              $90,000 (1)      (1)                None

All officers and directors,
As a group (four persons)

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

Option Grants in the Last Two Fiscal Years

         The Company did not grant any options during 1998. The Company granted the following options to officers and directors during 1999:

                                                             Exercise
                     Number of Shares     Options Granted    Price    Expiration
Name                 Underlying Options   During Year        ($/sh)       Date

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

                                    Number of shares                    Percent of
                                    Common Stock Beneficially           Common Stock
Name                                Owned                               Beneficially Owned (1)
R.G. Krushnisky                             4,375,000                   12.76%
Chief Executive Officer, Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia
Canada V6Z 2M9

William Larry Owen (2)                      3,229,500                   9.41%
President, Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia,
Canada V6Z 2M9

Albert Golusin                                 50,000                   *
Chief Financial Officer, Director
10641 North 44 Street
Phoenix, Arizona 85028

Stanley Porayko                               200,000                   *
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
4873 Delta Street
Delta, British Columbia, Canada

*Less than 1%.

(1) Based upon 34,286,100 outstanding shares of common stock.
(2) Includes 229,500 shares owned by Rarerock Explorations, Ltd., a corporation controlled by Mr. Owen and who may be deemed the beneficial owner of the shares held by it. Also includes 3,000,000 escrowed shares restricted from trading until Rhombic generates a net income of at least $ .01 per share in any year.
(3) A Niue Island (New Zealand overseas territory) corporation primarily engaged in marketing of new technologies. The Rhombic shares are held in escrow and cannot be sold or hypothecated until Rhombic generates a net income of at least $.01 per share in any year. Albert Golusin and R.G. Krushnisky are each 10% shareholders of Durham Technology Corporation.
(4) Messrs. Owen, Porayko and Krushnisky are directors of Rhombic and are three of the seven directors of Rockford Technology, but do not own controlling interest.

ITEM 12.   Certain Relationships and Related Party Transactions

         On November 10, 1998, the Company issued restricted 3,000,000 escrowed shares to William Owen, the President and 6,000,000 escrowed shares to Durham Technology, which is a Niue Island (New Zealand overseas territory) corporation primarily engaged in marketing of new technologies. The Rhombic shares are held in escrow and cannot be sold or hypothecated until Rhombic generates a net income of at least $.01 per share in any year. Albert Golusin and R. G. Krushnisky are each 10% shareholders of Durham Technology Corporation.

         On December 8, 1998, William Owen, the Company's President, and John R. Krushnisky, the father of the Company's Chairman, both citizens of Canada, each purchased 100,000 shares for $15,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

         On December 22, 1998, Rhombic issued 100,000 common shares to Stanley Porayko, the Company's Secretary, valued at $22,700 for his services during the year.

         During 1998 and 1999, William Owen received $90,000 in each year through his wholly owned Canadian company named Owen & Associates. Owen & Associates provides an office, local telephone service, postage and compensates William Owen on behalf of Rhombic.

         On January 15, 1999, William Owen, the Company's President, and John R. Krushnisky, the father of the Company's Chairman, both citizens of Canada, each purchased 100,000 shares for $15,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

         On March 16, 1999, John R. Krushnisky, the father of the Company's Chairman, a citizen of Canada, purchased

400,000 shares for $80,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

         During December 1999, all of the directors of Company exercised their 1999 stock options at $.25 per share. The Company issued 925,000 shares to the directors and received $231,250 in cash.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

         *2.1. Agreement and Plan of Reorganization between Rhombic Corporation and Emerald Acquisition Corporation filed as an exhibit to the Current Report on Form 8-K filed January 21, 2000 (file no. 0-28375).

         *previously filed.

(b) No reports on Form 8-K were filed in the last quarter of the period covered by this report, but a Form 8-K reflecting the Acquisition was filed January 21, 2000, and an amended Form 8-K containing the Company's audited financial statements was filed on April 6, 2000.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RHOMBIC CORPORATION


                                            By /s/ William Larry Owen
                                               -----------------------------
                                                     President

                                            By /s/ Albert Golusin
                                               -----------------------------
                                                     Chief Financial Officer


Name                                       Title                    Date


/s/ R. G. Krushnisky                       Director                 May 8, 2000


/s/ William Larry Owen                     Director                 May 8, 2000


/s/ Albert Golusin                         Director                 May 8, 2000


/s/ Stanley Poreyko                        Director                 May 8, 2000







28