Form 10QSB
period 2000-03-31
RHOMBIC CORP
filed 2000-05-17
CIK 1032405

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2000

   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

                         Commission file number 0-29049

                               RHOMBIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              86-0824125
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          1212 Howe Street, Suite 901,
                       Vancouver, British Columbia V6Z 2M9
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

                                 (604) 683-4864
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at March 31, 2000
------------------------------                   -----------------------------
Common Stock, par value $0.001                             34,286,100
================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                 March 31, 2000
                                  (Unaudited)
================================================================================

                                     ASSETS
CURRENT ASSETS:
   Cash                                                             $   437,417
   Receivables                                                            3,219
   Prepaid expenses                                                      61,001
                                                                    -----------
   Total Current Assets                                                 501,637
                                                                    -----------

OTHER ASSETS:
   Investments                                                          217,756
   Licensing Agreements and Technologies                              1,811,100
   Patents                                                               54,771
                                                                    -----------

Total assets                                                        $ 2,585,264
                                                                    ===========


LIABILITIES
CURRENT
   Accounts Payable                                                 $    44,334
   Due to related party                                                   7,313
                                                                    -----------
                                                                         51,647

STOCKHOLDERS' EQUITY - NOTE 9

   Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000
   shares authorized, 34,286,100 issued and
   outstanding                                                           34,086
Additional paid-in capital                                            5,183,330
(Deficit) accumulated during the development stage                   (2,683,799)
                                                                    -----------

Total stockholders' equity                                            2,533,617
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,585,264
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 March 31, 2000
                                  (Unaudited)
================================================================================

                                                                           Cummulative from
                                                                           November 21, 1994
                                             For the 3 months ended         (Inception) to
                                        March 31, 2000    March 31, 1999    March 31, 2000
                                       -----------------------------------------------------
Royalty income                           $          -      $          -      $      5,729
Interest income                                 1,207                 -             2,392
                                         ------------------------------------------------
                                                1,207                 -             8,121

EXPENSES

Research and development expense              135,450            38,632           326,413
Legal & accounting                            162,305            24,146           480,172
Transfer Agent Expenses                         3,210             3,500            25,865
Consulting, related party                      22,500            22,500           329,500
Consulting                                     14,721             4,134           962,619
Other general & administrative                267,965             5,108           567,351
                                         ------------------------------------------------
   Total Expenses                             606,151            98,020         2,691,920


NET (LOSS)                               $   (604,944)     $    (98,020)     $ (2,683,799)
                                         ================================================

NET LOSS PER SHARE:
  Basic                                  $      (0.02)     $        *
                                         ==============================
  Diluted                                $      (0.02)     $        *
                                         ==============================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                    34,071,265        27,372,711
                                         ==============================
  Diluted                                  34,071,265        27,372,711
                                         ==============================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

----------
* Less than $.01 per share.

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2000
                                  (Unaudited)
================================================================================

                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                            Common Stock              Additional         During
                                                     ---------------------------        Paid-In       Development
                                                       Shares           Amount          Capital          Stage            Total
                                                     -----------------------------------------------------------------------------
Balance at December 31, 1999                         33,741,100      $    33,741      $ 4,580,750     $(2,078,855)     $ 2,535,636
  Acquisition of technology                             100,000              100          281,150                          281,250
  Shares issued to acquire Emerald Investments          200,000                0                0                                0
  Shares issued for services                             75,000               75          214,350                          214,425
  Exercise of stock options                             170,000              170          107,080                          107,250
  Net loss for the quarter ended March 31, 2000                                                          (604,944)        (604,944)
                                                     -----------------------------------------------------------------------------
Balance at March 31, 2000                            34,286,100           34,086        5,183,330      (2,683,799)       2,533,617
                                                     =============================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 March 31, 2000
                                  (Unaudited)
================================================================================

                                                                                                         Cummulative from
                                                                           for the three months ended    November 21, 1994
                                                                                    March 31,             (Inception) to
                                                                             2000             1999         March 31, 2000
                                                                             ----             ----       -----------------
OPERATING ACTIVITIES

  Net (loss) income for the period                                        $  (604,944)     $   (98,020)     $(2,683,799)
   Adjustments to reconcile net
   cash used by operations:
       Common stock issued for services                                       214,425                -          814,756
       Fair value of options granted                                                -                -          436,980
       (Increase) decrease  in accounts receivable                             11,883              (78)          (3,219)
       (Increase) decrease  in prepaid expenses                               138,999                -          (61,001)
       Increase (decrease) in accounts payable                                  1,935           28,617           44,334
       Increase (decrease) in due to related parties                           11,107           51,270            7,313
                                                                          ---------------------------------------------
Net Cash (Used) by Operating Activities                                      (226,595)         (18,211)      (1,444,636)

FINANCING ACTIVITIES

  Proceeds from private placements                                                  -          629,800        1,347,830
  Proceeds from private placements held in trust                                    -         (603,124)               -
  Proceeds from exercise of stock options                                     107,250                -          806,750
                                                                          ---------------------------------------------
     Cash provided from financing activities                                  107,250           26,676        2,154,580
                                                                          ---------------------------------------------

INVESTING ACTIVITIES

   Cost of patents                                                               (791)          (9,000)         (54,771)
   Investment in Rockford Technologies                                              -                -         (207,756)
   Investment in marketable securities                                              -                -          (10,000)
                                                                          ---------------------------------------------
      Cash used in investment activities                                         (791)          (9,000)        (272,527)
                                                                          ---------------------------------------------

Increase in cash                                                             (120,136)            (535)         437,417
Cash at beginning of period                                                   557,553            4,660                -
                                                                          ---------------------------------------------
Cash at end of period                                                     $   437,417      $     4,125      $   437,417
                                                                          =============================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for licensing agreements                         $   281,250      $     1,200      $ 1,811,100
and technologies                                                          =============================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

         The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-KSB and 10-KSB/A filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company's Forms 10-KSB and 10-KSB/A subject to independent audit at the end of the year.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Acquisition of Emerald Acquisition Corporation

         Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") Rhombic Corporation (the "Company") acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholder thereof in an exchange for an aggregate of 200,000 restricted shares of common stock of the Company (the "Acquisition"). As a result, Emerald became a wholly-owned subsidiary of the Company. The Acquisition was effective on January 20, 2000. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic became the successor issuer to Emerald for reporting purposes under the Securities Exchange Act of 1934.

Acquisition of Intellectual Property and Technologies

         On January 3, 2000, the Company issued 100,000 shares of its common stock at a deemed value of $281,250 and an option to purchase 50,000 shares of the Company's common stock at $1.00 per share exercisable until December 31, 2000 for the acquisition of the rights, title and interest to the invention called the "Micro Wave Driven Ultra Violet Lamp" or "Excimer Lamp." The inventor and seller of this device, Rosemary Roberts, agreed to provide technical support for the research and development of the Excimer Lamp when such development takes place.

Stockholders' Equity

         On February 2, 2000, the Company issued 75,000 restricted shares of common stock to Lawrence Adams Ltd. in consideration and reimbursement of expenses for investor relations services in the United States. The deemed value of the shares issued was $214,425 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement.

Stock Options

         Rhombic's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the first quarter of 2000, the Company issued options exercisable to purchase 1,350,000 shares of the Company's common stock under the year 2000 plan at an average exercise price of $2.59 per share.

         There are granted and unexercised options for the purchase of 250,000 shares of the Company's common stock under the 1999 stock option plan at an average exercise price of $.80 per share.

         There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the purchase of 1,600,000 shares of the Company's common stock at an average exercise price of $2.31 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

         The Company has not generated revenue from operations during the first three months of 2000 or since its inception. The Company anticipates generating revenues from sales of developed applications of its technologies. This includes a prototype that is being developed by Daimler Benz Aerospace ("Daimler") which uses the Inertial Electrostatic Confinement Point Source application of the Inertial Electrostatic Confinement technology. The Company and Daimler anticipate that the product will have the ability to determine the mineral content of substances and will be used for mineral online analysis. Daimler is currently conducting a 1,000 hour life cycle test on the Inertial Electrostatic Confinement Point Source Neutron Generator to determine operating consistency. The life cycle test is anticipated to conclude during May 2000. Daimler has commenced a worldwide marketing effort and product sales are anticipated this year. The Company expects to receive a 3.2% royalty on all sales of the Inertial Electrostatic Confinement Point Source applications.

         The Company is also pursuing the commercialization of the following four applications of its Diamond Film Forced Diffusion technology:

         1. A Silicon-Carbide purification technology for the high-tech manufacturing industry,
         2. An integrated Diamond Circuit for the computer and electronics industry,
         3. A Heavy Doped Diamond Fuel-Cell Electrode for the fuel cell industry,
         4. Quality colored diamonds for the high-end jewelry accessory market.

         During April 2000, the Company finished programming the Magnesite Retriever (the "Magnesite"). The Magnesite is a software designed to economize on Internet search and data download costs. It creates site directories and translates hypertext references, making the information fully useable offline. The development of the Magnesite is interrelated with the Company's efforts to develop and launch the Rhombic Explorer, a personal Internet search engine. Currently, the Company is arranging to test the Magnesite through an Internet provider during May 2000.

         In an effort to generate revenue, the Company engaged Durham Technology Corporation ("Durham") during November 1998 to provide consulting services necessary to assist the Company in generating income by marketing applications of the Company's technologies or by presenting developed applications of technologies for acquisition to the Company needing the development work to establish a prototype for marketing. Since November 1998, Durham has not found any suitable technologies for marketing and is still searching on behalf of the Company. The agreement between Durham and the Company can be cancelled by either party with a 30-day written notice.

         Management of the Company is in the process of estimating a development budget and commercial feasibility study for specific applications of its technologies. Once such development budget is determined, the Company anticipates raising the necessary capital for the development through a registered public offering.

         During January 2000, the Company issued 100,000 shares of its common stock at a deemed value of $281,250 and an option to purchase 50,000 shares of the Company's common stock at $1.00 per share exercisable until December 31, 2000 for the acquisition of the rights, title and interest to the invention called the "Micro Wave Driven Ultra Violet Lamp" or "Excimer Lamp." The Company agreed to pay all additional research, development and technology protection expenses. A potential application of this invention may include enhancing the growth rate of plants in commercial greenhouse settings from the light spectrum produced by the lamp.

         During the first quarter of 1999, the Company applied approximately $38,600 toward development of three main technologies, including the Diamond Film Forced Diffusion technology, Nuclide Battery and the Rhombic Explorer. The

Company spent an additional sum of $150,000 on research and development of applications of these technologies during the remaining nine months of 1999. The result of the expenditures enabled the Company to define work programs necessary to develop commercial applications of the Diamond Film Forced Diffusion technology, to bring the Rhombic Explorer software development to significant completion, and to determine that a professional consulting firm was needed to determine a development plan for the Nuclide battery technologies of the Company.

         During the first quarter of 2000, the Company spent approximately $135,000 on research and development as follows:

         (i) Diamond Film Forced Diffusion technology. Approximately $85,000 was spent to build three second generation forced diffusion reactors. One reactor will be used for the n-type diamond material, one reactor for p-type materials and the third reactor for purification of crystals. The Company also began designing design a third generation reactor capable of handling larger silicon wafers with a higher impurity transport rate. Also, a high voltage Silicon Carbide purification reactor was built. This reactor will enhance the impurities removal rate from Silicon Carbide materials.

         (ii) Magnesite Retriever. The Company incurred approximately $10,400 in programming costs in order to bring the Magnesite Retriever to test in the end-user market. The program was completed during April 2000 and will be tested on the Internet through Imaginet Communications, which is an Internet provider based in Vancouver, British Columbia, Canada.

         (iii) Battery Technology. The Company agreed to pay International Computer and Communication Corporation ("IC&C") $80,000, of which it paid $40,000, to prepare a business and development plan that would include identifying the markets for the various battery technologies of the Company with a recommendation for the development of specific battery configurations, preparing a development budget to build a prototype model battery for the marketplace including costs of labor, materials and estimated time of development, and suggesting a marketing plan to attract prospective buyers and reflect their technical requirements for the developed battery.

         The Company incurred $162,300 in legal and accounting costs in the first quarter of 2000 in conjunction with becoming a fully reporting Company under the Securities Exchange Act of 1934, as amended. This enabled the Company's stock to continue to trade without interruption on the NASDAQ OTC Bulletin Board.

         The estimated annual expenditures for general and administrative expenses of the Company during the year 2000 is anticipated to be approximately $200,000, including the services of Owen & Associates.

         During the first three months of 2000, operating cash expenditures consisted primarily of general and administrative expenses and were approximately $76,000 compared with operating cash expenditures of approximately $28,000 for the first three months of 1999. In addition to the first quarter figure of 2000, 75,000 shares of the Company's common stock were issued to Lawrence Adams Ltd. for investor relations services at a deemed value of $214,425. The operating cash expenditures were higher in the first quarter 2000 due to the coordination activities in the development of the technologies and responding to shareholder inquiries.

         At March 31, 2000, the Company had $437,417 in cash, as compared to $557,553 at December 31, 1999. The Company will need to raise additional financing over the next twelve months to continue development work and to pay its general and administrative expenses.

         During the first quarter of 2000, the Company received $107,250 from the exercise of stock options under the 1999 stock option plan. The 1999 plan currently has unexercised options for the purchase of 250,000 shares of its common stock at an average exercise price of $.80 per share.

         The Company's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the first quarter of 2000, the Company issued options under the year 2000 plan for the purchase 1,350,000 share of its common stock at an average exercise price of $2.59 per share.

         There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the aggregate purchase of 1,600,000 shares of the Company's common stock at an average exercise price of $2.31 per share. If all outstanding options are exercised under both plans, of which there is no assurance, the Company would receive a total of $3,700,000 of which $2,550,000 is exercisable by December 31, 2000 and the remaining $1,150,000 by December 31, 2002. No assurances can be made as to whether any of the options will be exercised.

         On April 27, 2000, the Company's common shares began trading on the Frankfurt Stock Exchange in Frankfurt, Germany under the symbol "919335."

         The Company does not have any employees and uses consultants for matters pertaining to coordinating technology development and administration. The Company may hire employees during the next twelve months depending upon its success in developing prototype applications for sale and financing more development. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

         The following information is given with respect to all unregistered securities sold or issued by Rhombic in the period covered by this report:

         (1) On January 20 , 2000, the Company issued 200,000 restricted shares of its common stock to TPG Capital Corporation, the sole shareholder of Emerald Acquisition Corporation, pursuant to an Agreement and Plan of Reorganization between the Company and Emerald Acquisition Corporation in exchange for all the outstanding shares of common stock of Emerald Acquisition Corporation. These shares were issued by the Company pursuant to Rule 506, Regulation D of the Securities Act of 1933.

         (2) On January 31, 2000, the Company issued to Rosemary Roberts 100,000 restricted shares of its common stock at a deemed value of $281,250 in addition to an option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share exercisable until December 31, 2000. Ms. Roberts is the inventor of the Excimer Lamp and underlying technology. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

         (3) On February 2, 2000, the Company issued 75,000 restricted shares of its common stock to Lawrence Adams Ltd. in consideration and reimbursement of expenses for investor relations services in the United States. The deemed value of the shares issued was $214,425 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

         (4) On February 8, 2000, the Company issued a total of 170,000 shares for exercised stock options under the 1999 stock option plan. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Item 10. Stock Option plan adopted by the Board of Directors of the Company.

         (b)      Reports on Form 8-K

         On January 21, 2000, the Company filed a Current Report on Form 8-K reporting its acquisition of the outstanding shares of common stock of Emerald Acquisition Corporation from the shareholder thereof in an exchange for an aggregate of 200,000 restricted shares of common stock of the Company. No audited financial statements were filed therewith.

         On April 6, 2000, the Company filed an amended Current Report on Form 8-K/A that reported the same event and that included audited financial statements for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RHOMBIC CORPORATION


                                            By: /s/ William Larry Owen
                                                ----------------------
                                                President

Dated: May 17, 2000

                               RHOMBIC CORPORATION
                         2000 INCENTIVE AND NONSTATUTORY
                                STOCK OPTION PLAN

1. Purpose of Plan. The purpose of this year 2000 Incentive and Nonstatutory Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Employees, Directors and Consultants of Rhombic Corporation (the "Company") and to promote the success of the Company's business. Options granted hereunder may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or "nonstatutory stock options," at the discretion of the Board and as reflected in the terms of the written stock option agreement.

2. Definitions. As used herein, the following definitions shall apply:

(a) "Board" shall mean the Board of Directors of the Company, or if a Committee is appointed, "Board" shall refer to the Committee if the context so requires.

(b) "Code" shall mean the Internal Revenue Code of 1986, as amended.

(c) "Common Stock" shall mean the common stock of the Company.

(d) "Company" shall mean Rhombic Corporation, a Nevada corporation.

(e) "Committee" shall mean the Committee appointed by the Board of Directors in accordance with paragraph (a) of Section 4 of the Plan, if one is appointed, or the Board if no committee is appointed.

(f) "Consultant" shall mean any person who is engaged by the Company or any Subsidiary to render consulting services and is compensated for such consulting services.

(g) "Continuous Status as an Employee" shall mean the absence of any interruption or termination of service as an Employee. Continuous Status as an Employee shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Board; provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

(h) "Employee" shall mean any person, including officers and directors, employed by the Company or any Parent or Subsidiary of the Company.

(i) "Incentive Stock Option" shall mean an Option which is intended to qualify as an incentive stock option within the meaning of Section 422 of the Code and which shall be clearly identified as such in the written Stock Option Agreement provided by the Company to each Optionee granted an Incentive Stock Option under the Plan.

(j) "Non-Employee Director" shall mean a director who:

(i) Is not currently an officer (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company or a Parent or Subsidiary of the Company, or otherwise currently employed by the Company or a Parent or Subsidiary of the Company;

(ii) Does not receive compensation, either directly or indirectly, from the Company or a Parent or Subsidiary of the Company, for services rendered as a Consultant or in any capacity other than as a director, except for an amount that does not exceed the dollar amount for which disclosure would be required pursuant to Item 404(a) of Regulation S-K adopted by the United States Securities and Exchange Commission; and

(iii) Does not possess an interest in any other transaction for which disclosure would be required pursuant to Item 404(a) of Regulation S-K adopted by the United States Securities and Exchange Commission.

(k) "Nonstatutory Stock Option" shall mean an Option granted under this Plan which does not qualify as an Incentive Stock Option and which shall be clearly identified as such in the written Stock Option Agreement provided by the Company to each Optionee granted a Nonstatutory Stock Option under this Plan. To the extent that the aggregate fair market value of Optioned Stock to which Incentive Stock Options granted under Options to an Employee are exercisable for the first time during any calendar year (under the Plan and all plans of the Company or any Parent or Subsidiary) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options under the Plan. The aggregate fair market value of the Optioned Stock shall be determined as of the date of grant of each Option and the determination of which Incentive Stock Options shall be treated as qualified incentive stock options under Section 422 of the Code and which Incentive Stock Options exercisable for the first time in a particular year in excess of the $100,000 limitation shall be treated as Nonstatutory Stock Options shall be determined based on the order in which such Options were granted in accordance with Section 422(d) of the Code.

(l) "Option" shall mean an Incentive Stock Option, a Nonstatutory Stock Option or both as identified in a written Stock Option Agreement representing such stock option granted pursuant to the Plan.

(m) "Optioned Stock" shall mean the Common Stock subject to an Option.

(n) "Optionee" shall mean an Employee or other person who is granted an Option.

(o) "Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

(p) "Plan" shall mean this 1997 Incentive and Nonstatutory Stock Option Plan.

(q) "Share" shall mean a share of the Common Stock of the Company, as adjusted in accordance with Section 11 of the Plan.

(r) "Stock Option Agreement" shall mean the agreement to be entered into between the Company and each Optionee which shall set forth the terms and conditions of each Option granted to each Optionee, including the number of Shares underlying such Option and the exercise price of each Option granted to such Optionee under such agreement.

(s) "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

3. Stock Subject to the Plan.Subject to the provisions of Section 11 of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan is 2,000,000 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired Common Stock. If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant under the Plan.

4. Administration of the Plan.

(a) Procedure.The Plan shall be administered by the Board or a Committee appointed by the Board consisting of two or more Non-Employee Directors to administer the Plan on behalf of the Board, subject to such terms and conditions as the Board may prescribe. If the Company has a class of its equity securities registered under the Securities Exchange Act of 1934, as amended ("1934 Act"), the Board shall appoint such a Committee.

(i) Once appointed, the Committee shall continue to serve until otherwise directed by the Board (which for purposes of this paragraph (a)(i) of this Section 4 shall be the Board of Directors of the Company). From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

(ii) Members of the Board who are granted, or have been granted, Options may vote on any matters affecting the administration of the Plan or the grant of any Options pursuant to the Plan.

(b) Powers of the Board.Subject to the provisions of the Plan, the Board (or the Committee, subject to the approval of the Board) shall have the authority, in its discretion:

(i) To grant Incentive Stock Options, in accordance with Section 422 of the Code, and Nonstatutory Stock Options or both as provided and identified in a separate written Stock Option Agreement to each Optionee granted such Option or Options under the Plan; provided however, that in no event shall an Incentive Stock Option and a Nonstatutory Stock Option granted to any Optionee under a single Stock Option Agreement be subject to a "tandem" exercise arrangement such that the exercise of one such Option affects the Optionee's right to exercise the other Option granted under such Stock Option Agreement;

(ii) To determine, upon review of relevant information and in accordance with
Section 8(b) of the Plan, the fair market value of the Common Stock;

(iii) To determine the exercise price per Share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan;

(iv) To determine the Employees or other persons to whom, and the time or times at which, Options shall be granted and the number of Shares to be represented by each Option;

(v) To interpret the Plan;

(vi) To prescribe, amend and rescind rules and regulations relating to the Plan;

(vii) To determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend each Option;

(viii) To accelerate or defer (with the consent of the Optionee) the exercise date of any Option, consistent with the provisions of Section 7 of the Plan;

(ix) To authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; and

(x) To make all other determinations deemed necessary or advisable for the administration of the Plan.

(xi) To determine whether a holder of Nonstatutory Stock Options granted under this Plan shall have engaged in conduct which is contrary to the best interests of the Company and whose Nonstatutory Stock Option is therefore subject to cancellation as set forth in Section 7.

(c) Effect of Board's Decision.All decisions, determinations and interpretations of the Board shall be final and binding on all Optionees and any other permissible holders of any Options granted under the Plan.

5. Eligibility.

(a) Persons Eligible. Options may be granted to any person selected by the Board. Incentive Stock Options may be granted only to Employees. An Employee, who is also a director of the Company, its Parent or a Subsidiary, shall be treated as an Employee for purposes of this Section 5. An Employee or other person who has been granted an Option may, if he is otherwise eligible, at the discretion of the Committee, if a Committee has been appointed, or the Board, be granted an additional Option or Options.

(b) No Effect on Relationship. The Plan shall not confer upon any Optionee any right with respect to continuation of employment or other relationship with the Company nor shall it interfere in any way with his right or the Company's right to terminate his employment or other relationship at any time.

6. Term of Plan.The Plan became effective on the date first approved and adopted by the Board of Directors, as set forth on the last page of this Plan. It shall continue in effect for 10 years from the date of such approval and adoption, unless sooner terminated under Section 13 of the Plan.

7. Term of Option.The term of each Option shall be ten years from the date of grant thereof or such shorter term as may be provided in the Stock Option Agreement. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five years from the date of grant thereof or such shorter time as may be provided in the Stock Option Agreement.

The Nonstatutory Stock Options granted to, and held by, any person under this Plan, may be deemed canceled and forfeited by the Board, if the Board, in its sole discretion, determines that the conduct of the holder of such Nonstatutory Stock Option has been contrary to the best interests of the Company and could reasonably be deemed by the Board to have a material adverse effect on the Company or the business of the Company.

8. Exercise Price and Consideration.

(a) Exercise Price. The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be no less than the fair market value of Shares of common stock as of the date of grant of the option or such higher price as may be determined by the Board, but the per Share exercise price under an Incentive Stock Option shall be subject to the following:

(i) If granted to an Employee who, at the time of the grant of such Incentive Stock Option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall not be less than 110% of the fair market value per Share on the date of grant.

(ii) If granted to any other Employee, the per Share exercise price shall not be less than 100% of the fair market value per Share on the date of grant.

(b) Determination of Fair Market Value. The fair market value per Share on the date of grant shall be determined as follows:

(i) If the Common Stock is listed on the New York Stock Exchange, the American Stock

Exchange or such other securities exchange designated by the Board, or admitted to unlisted trading privileges on any such exchange, or if the Common Stock is quoted on a National Association of Securities Dealers, Inc. system that reports closing prices, the fair market value shall be the closing price of the Common Stock as reported by such exchange or system on the day the fair market value is to be determined, or if no such price is reported for such day, then the determination of such closing price shall be as of the last immediately preceding day on which the closing price is so reported;

(ii) If the Common Stock is not so listed or admitted to unlisted trading privileges or so quoted, the fair market value shall be the average of the last reported highest bid and the lowest asked prices quoted on the National Association of Securities Dealers, Inc. Automated Quotations System or, if not so quoted, then by the National Quotation Bureau, Inc. on the day the fair market value is determined; or

(iii) If the Common Stock is not so listed or admitted to unlisted trading privileges or so quoted, and bid and asked prices are not reported, the fair market value shall be determined in such reasonable manner as may be prescribed by the Board.

(c) Consideration and Method of Payment. The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Board and may consist entirely of cash, check, other shares of Common Stock having a fair market value on the date of exercise equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of Shares to the extent permitted under the Nevada Business Corporation Act.

9. Exercise of Option.

(a) Procedure for Exercise; Rights as a Shareholder.Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.

In the sole discretion of the Board, at the time of the grant of an Option or subsequent thereto but prior to the exercise of an Option, an Optionee may be provided with the right to exchange, in a cashless transaction, all or part of the Option for Common Stock of the Company on terms and conditions determined by the Board.

An Option may not be exercised for a fraction of a Share.

An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment, as authorized by the Board, may consist of a consideration and method of payment allowable under Section 8(c) and this
Section 9(a) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of the duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in
Section 11 of the Plan.

Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for exercise under the Option, by the number of Shares as to which the Option is exercised.

(b) Termination of Status as an Employee.In the case of an Incentive Stock Option, if any Employee ceases to serve as an Employee, he may, but only within such period of time not exceeding three months as is determined by the Board at the time of grant of the Option, after the date he ceases to be an Employee of the Company, exercise his Option to the extent that he was entitled to exercise the Option at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise any portion of the Option which he was entitled to exercise at the date of termination within the time specified herein, the Option shall terminate.

(c) Disability of Optionee.In the case of an Incentive Stock Option, notwithstanding the provisions of Section 9(b) above, in the event an Employee is unable to continue his employment with the Company as a result of his total and permanent disability (as defined in Section 22(e)(3) of the Code), he may, but only within such period of time not exceeding 12 months as is determined by the Board at the time of grant of the Option from the date of termination, exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise any portion of the Option which he was entitled to exercise at the date of disability within the time specified herein, the Option shall terminate.

(d) Death of Optionee.In the case of an Incentive Stock Option, in the event of the death of the Optionee:

(i) During the term of the Option if the Optionee was at the time of his death an Employee the Company and had been in Continuous Status as an Employee or Consultant since the date of grant of the Option, the Option may be exercised, at any time within 12 months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that would have accrued had the Optionee continued living and remained in Continuous Status as an Employee 12 months after the date of death; or

(ii) Within such period of time not exceeding three months as is determined by the Board at the time of grant of the Option after the termination of Continuous Status as an Employee, the Option may be exercised, at any time within 12 months following the date of death, by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

10. Transferability of Options.

In the case of an Incentive Stock Option, the Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner (a "sale or other transfer") other than by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

In the case of a nonstatutory stock option, an Option may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner from the date of grant and thereafter only (i) after written notice to the Board and (ii) in a manner which is in compliance with all applicable provisions of the Securities Act of 1933, as amended ("1933 Act") and the 1934 Act to the reasonable satisfaction of the Company. Upon any permitted sale or other transfer, the transferee shall remain subject to all terms and conditions of the Plan and the Stock Option Agreement.

11. Adjustments Upon Changes in Capitalization or Merger.Subject to any required action by the shareholders of the Company, the number of Shares covered by each outstanding Option, and the number of Shares which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of any Option, as well as the price per Share covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares subject to an Option.

In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. In the event of the proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation in a transaction in which the Company is not the survivor, the Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the Optionee shall have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of such a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of 30 days from the date of such notice, and the Option will terminate upon the expiration of such period.

12. Time of Granting Options.The date of grant of an Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee or other person to whom an Option is so granted within a reasonable time after the date of such grant. Within a reasonable time after the date of the grant of an Option, the Company shall enter into and deliver to each Employee or other person granted such Option a written Stock Option Agreement as provided in Sections 2(r) and 16 hereof, setting forth the terms and conditions of such Option and separately identifying the portion of the Option which is an Incentive Stock Option and/or the portion of such Option which is a Nonstatutory Stock Option.

13. Amendment and Termination of the Plan.

(a) Amendment and Termination. The Board may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided that, the following revisions or amendments shall require approval of the shareholders of the Company in the manner described in Section 17 of the Plan:

(i) An increase in the number of Shares subject to the Plan above 2,000,000 Shares, other than in connection with an adjustment under Section 11 of the Plan;

(ii) Any change in the designation of the class of Employees eligible to be granted Incentive Stock Options; or

(iii) Any material amendment under the Plan that would have to be approved by the shareholders of the Company for the Board to continue to be able to grant Incentive Stock Options under the Plan.

(b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if the Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the 1933 Act, the 1934 Act, the rules and regulations promulgated thereunder, applicable state securities laws, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of legal counsel for the Company with respect to such compliance.

As a condition to the existence of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares and such other representations and warranties which in the opinion of legal counsel for the Company, are necessary or appropriate to establish an exemption from the registration requirements under applicable federal and state securities laws with respect to the acquisition of such Shares.

15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan. Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's legal counsel to be necessary for the lawful issuance and sale of any Share hereunder, shall relieve the Company of any liability relating to the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

16. Option Agreement. Each Option granted to an Employee or other persons shall be evidenced by a written Stock Option Agreement. The Stock Option Agreement shall be in the form and shall include the terms and conditions set forth on Exhibit A attached hereto.

17. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company. Such shareholder approval and any shareholder approval required under Section 13 of the Plan, may be obtained at a duly held shareholders meeting by the affirmative vote of the holders of a majority of the outstanding shares of the voting stock of the Company, who are present or represented and entitled to vote thereon, or by unanimous written consent of the shareholders in accordance with the provisions of the Nevada Business Corporation Act.

18. Information to Optionees. The Company shall provide to each Optionee, during the period for which such Optionee has one or more Options outstanding, copies of all annual reports and other information which are provided to all shareholders of the Company. The Company shall not be required to provide such information if the issuance of Options under the Plan is limited to key employees whose duties in connection with the Company assure their access to equivalent information.

19. Gender. As used herein, the masculine, feminine and neuter genders shall be deemed to include the others in all cases where they would so apply.

20. CHOICE OF LAW. ALL QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY AND INTERPRETATION OF THIS PLAN AND THE INSTRUMENTS EVIDENCING OPTIONS WILL BE GOVERNED BY THE INTERNAL LAW, AND NOT THE LAW OF CONFLICTS, OF THE STATE OF NEVADA.

Adopted by Directors: Effective January 1, 2000


Rhombic Corporation
organized under the laws of Nevada


By
   -----------------------------------
   William L. Owen, President
ATTEST:

--------------------------------------
Albert Golusin, Chief Financial Officer