Form 10QSB
period 2000-06-30
RHOMBIC CORP
filed 2000-08-22
CIK 1032405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2000

   OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

                         Commission file number 0-29049

                               RHOMBIC CORPORATION
             (Exact name of registrant as specified in its charter)


             Nevada                                      86-0824125
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


                           11811 N. Tatum Blvd. # 3031
                             Phoenix, Arizona 85028
               (Address of principal executive offices (zip code))

                                 (604) 683-4864
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at June 30, 2000
Common Stock, par value $0.001                 34,736,100

                               RHOMBIC CORPORATION

                         QUARTERLY REPORT ON FORM 10Q-SB

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           PART 2 - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                         ( A Development Stage Company)
                                  June 30, 2000
                                   (Unaudited)
================================================================================

                                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $ 183,189
   Receivables                                                              -
   Prepaid expenses                                                   121,893
                                                          --------------------
   Total Current Assets                                               305,082
                                                          --------------------

OTHER ASSETS:
   Investments                                                        217,756
   Licensing Agreements and Technologies                            2,005,350
   Patents                                                             62,298
                                                          --------------------

Total assets                                                       $2,590,486
                                                          ====================


LIABILITIES
CURRENT

   Accounts Payable                                                  $ 41,837
   Due to related party                                                14,826
                                                          --------------------
                                                                       56,663

STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000
   shares authorized, 34,736,100 issued and
   outstanding                                                         34,736
Additional paid-in capital                                          6,038,346
(Deficit) accumulated during the development stage                 (3,539,259)
                                                          --------------------

Total stockholders' equity                                          2,533,823
                                                          --------------------

Total liabilities and stockholders' equity                         $2,590,486
                                                          ====================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             Cummulative from
                                                                                                            November 21, 1994
                                           For the 6 months ended            For the 3 months ended          (Inception ) to
                                        June 30,2000    June 30,1999      June 30,2000    June 30,1999        June 30,2000
                                       --------------------------------  ------------------------------------------------------
Royalty income                                     $ -             $ -               $ -             $ -               $ 5,729
Interest income                                  2,502               -             1,295               -                 3,687
                                       --------------------------------  ------------------------------------------------------
                                                 2,502               -             1,295               -                 9,416
EXPENSES
Research and development expense               322,658          99,058           187,208          60,426               514,164
Legal & accounting                             168,653          69,216             6,348          45,070               486,519
Transfer Agent Expenses                          4,460           8,500             1,250           5,000                27,115
Consulting, related party                       45,000          45,000            22,500          22,500               352,000
Consulting                                      52,295          38,163            37,574          34,029             1,000,194
Other general & administrative                 869,840          11,228           601,875           6,120             1,168,683
                                       --------------------------------  ------------------------------------------------------
   Total Expenses                            1,462,906         271,165           856,755         173,145             3,548,675

NET (LOSS)                                $ (1,460,404)     $ (271,165)       $ (855,460)     $ (173,145)         $ (3,539,259)
                                       ================================  ======================================================

NET LOSS PER SHARE:
  Basic                                        $ (0.04)       *                  $ (0.03)       *
                                       ================================  ================================
  Diluted                                      $ (0.04) $           *            $ (0.03) $           *
                                       ================================  ================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     34,349,562      28,696,578        34,071,265      27,372,711
                                       ================================  ================================
  Diluted                                   34,349,562      28,696,578        34,071,265      27,372,711
                                       ================================  ================================

* Loss is less than $.01 per share
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                       (Deficit)
                                                            Common Stock                              Accumulated
                                                    -------------------------------   Additional        During
                                                                                       Paid-In        Development
                                                      Shares           Amount          Capital           Stage            Total
                                                    --------------------------------------------------------------------------------

Balance at December 31, 1999                           33,741,100       $ 33,741       $4,580,750      $ (2,078,855)     $2,535,636
  Acquisition of technology                               100,000            100          281,150                           281,250
  Shares issued to acquire Emerald Investments            200,000            200             (200)                                0
  Shares issued for services                               75,000             75          214,350                           214,425
  Exercise of stock options                               170,000            170          107,080                           107,250
  Net loss for the quarter ended March 31, 2000                                                            (604,944)       (604,944)
                                                    --------------------------------------------------------------------------------
Balance at March 31, 2000                              34,286,100         34,286        5,183,130        (2,683,799)      2,533,617
  Acquisition of technology                               100,000            100          194,150                           194,250
  Shares issued for services                              350,000            350          661,066                           661,416
  Net loss for the quarter ended June 30, 2000                                                             (855,460)       (855,460)
                                                    --------------------------------------------------------------------------------
                                                       34,736,100        $34,736       $6,038,346       ($3,539,259)     $2,533,823
                                                    ================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                         For the six months          For the three months        Cummulative from
                                                           ended June 30,             ended June 30,            November 21, 1994
                                                       -------------------------   ------------------------      (Inception ) to
                                                         2000          1999          2000         1999            June 30, 2000
                                                         ----          ----          ----         ----        ---------------------

OPERATING ACTIVITIES

  Net (loss) income for the period                     $(1,460,404)   $(271,165)    $(855,460)   $(173,145)           $ (3,539,259)
   Adjustments to reconcile net
   cash used by operations:
       Common stock issued for services                    875,841       42,824       661,416       42,824               1,476,172
       Fair value of options granted                             -            -                                            436,980
       (Increase) decrease  in accounts receivable          15,103        2,440         3,219        2,517                       -
       (Increase) decrease  in prepaid expenses             78,107            -       (60,892)           -                (121,893)
       Increase (decrease) in accounts payable                (563)     (17,000)       (2,498)     (45,617)                 41,837
       Increase (decrease)  in due to related parties       18,619       75,664         7,513       24,394                  14,826
                                                       ----------------------------------------------------------------------------
Net Cash (Used) by Operating Activities                   (473,297)    (167,237)     (246,702)    (149,027)             (1,691,337)


FINANCING ACTIVITIES


  Proceeds from private placements                               -      718,717             -       88,917               1,347,830
  Proceeds from private placements held in trust                 -     (495,606)            -      107,519                       -
  Proceeds from exercise of stock options                  107,250            -             -            -                 806,750
                                                       ----------------------------------------------------------------------------
     Cash provided from financing activities               107,250      223,111             -      196,436               2,154,580
                                                       ----------------------------------------------------------------------------

INVESTING ACTIVITIES

   Cost of patents                                          (8,316)     (14,000)       (7,525)      (5,000)                (62,298)
   Investment in Rockford Technologies                           -      (40,719)            -      (40,719)               (207,756)
   Investment in marketable securities                           -            -             -            -                 (10,000)
                                                       ----------------------------------------------------------------------------
      Cash used in investment activities                    (8,316)     (54,719)       (7,525)     (45,719)               (280,054)
                                                       ----------------------------------------------------------------------------


Increase in cash                                          (374,363)       1,155      (254,227)       1,690                 183,189
Cash at beginning of period                                557,553        4,660       437,417        4,125                       -
                                                       ----------------------------------------------------------------------------
Cash at end of period                                    $ 183,190      $ 5,815     $ 183,190      $ 5,815               $ 183,189
                                                       ============================================================================



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for licensing agreements         $475,500      $61,200      $194,250      $60,000              $2,005,350
and technologies                                       ============================================================================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATIO
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

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

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         On April 12, 2000, the Company issued 100,000 shares of its common stock at a deemed value of $194,250 for the patent rights, title and interest to an invention called the "LENR/DCM". The invention is a defined process to convert the long-lived nuclear wastes by low energy nuclear reactions using hydrogen in host metals. The inventor and seller, Dr. Heinrich Hora, will provide reasonable technical support for the research and development of the technology when such development takes place.

Prepaid Expenses

On June 15, 2000 the Company entered into an agreement with Vision Magnetics Corporation "Vision", to manufacture, market and sub-license its Magnesite Retriever software program. The Company will split the costs of manufacturing with Vision and receive $10.00 for each sub-license sold. Rhombic paid Vision $ 67,250 to design and package 50,000 copies of the program on floppy disks for sale.

The Company also has prepaid $17,271 for legal and patent costs and $37,372 for administrative services.

Stockholders' Equity

         On February 2, 2000, the Company issued 75,000 restricted shares of common stock to Lawrence Adams Ltd. in consideration and reimbursement of expenses for investor relations services in the United States. The deemed value of the shares issued was $214,425 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. On April 12, 2000 an additional 250,000 restricted shares of common stock were issued to Lawrence Adams Ltd. for additional investor relation services pertaining to the dissemination of information on the Company's technologies. The deemed value of the shares issued was $ 527,344 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

         On April 12, 2000 the Company issued a total of 25,000 restricted shares of common stock to a director for office expense reimbursement for the year 2000 and 50,000 restricted shares of common stock to a consultant for the preparation of a business plan to form a business venture to develop and commercialize the Inertial Electrostatic Confinement Technology. The deemed value of the shares issued were $ 30,562 and $ 61,125, respectively based upon the trading value of the Company's stock at the time of the issuance of the stock.

Stock Options

         Rhombic's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the six months ended June 30,2000, the Company issued options exercisable to purchase 1,550,000 shares of the Company's common stock under the year 2000 plan at an average exercise price of $2.52 per share.

         There are granted and unexercised options for the purchase of 250,000 shares of the Company's common stock under the 1999 stock option plan at an average exercise price of $.80 per share.

         There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the purchase of 1,800,000 shares of the Company's common stock at an average exercise price of $2.28 per share.

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

The Company has not generated revenue from operations during the first six months of 2000 or since its inception. The Company anticipates generating revenues during the year 2000 from its Magnesite Retriever.

During April 2000, the Company finished core programming of its Magnesite Retriever (the "Magnesite"). The Magnesite is a software program designed to economize on Internet search and data download costs. It creates site directories and translates hypertext references, making the information fully useable offline. The development of the Magnesite is interrelated with the Company's efforts to develop and launch the Rhombic Explorer, a personal Internet search engine. Currently, the Company and its strategic marketing partner, Vision Magnetics, are conducting quality assurance testing on the Magnesite code to ensure product reliability and to allow for expansion of Magnesite into Magnesite Pro. Vision has contracted with programmers to create a new website for Rhombic to sell, deliver and maintain user registration and update information as well as hard delivery of diskettes containing Magnesite code to end users. Furthermore, Vision and Rhombic have contracted with programmers for the final development of Rhombic Explorer which has been renamed Magnesite Pro. Rhombic anticipates sales of Magnesite to begin within the third quarter of this year. Sales of Magnesite Pro are anticipated to commence during the first quarter of 2001. The Company incurred $22,438 in programming costs during the six months ended June 30, 1999.

During the second quarter of this year, the Company paid $22,000 in cash and issued 50,000 restricted common shares to a consultant to prepare a business plan to develop and commercialize the Inertial Electrostatic Confinement technology.

Research on the technology began during 1993 under a licensing agreement between Daimler-Benz Aerospace (DASA), the University of Illinois and Rockford Technology Associates (a wholly owned subsidiary of Rhombic). The development program objective was to develop a neutron generator for multiple applications. The development program has successfully developed a neutron generator that has been in continuous operation for over 2,000 hours as of July 2000 thereby qualifying it to power letter and parcel bomb detectors. DASA anticipates that the 4,000 hour milestone will be achieved in October 2000 and thereby surpass all known existing competitors. It is anticipated that the 10,000 hour milestone will be achieved by June 2001 thereby opening a wide variety of cost effective detection applications for the industrial world such as:

a.             medical cancer treatments
b.             bulk foodstuffs quality control
c. On-line measurement of coal quality at the power station for combustion emission control.
d.             On-line measurement of mineral quality in the mining industry.
e.             Land mine detection

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

During the six months ended June 30, 2000, the Company paid the University of Missouri $160,000 for research and development work on the above applications.

During the first quarter 2000 approximately $85,000 was spent to build three second generation forced diffusion reactors. One reactor will be used for the n-type diamond material, one reactor for p-type materials and the third reactor for purification of crystals. Also, a high voltage Silicon Carbide purification reactor was built. This reactor will enhance the impurities removal rate from Silicon Carbide materials.

During the second quarter 2000 the Company paid the University of Missouri $80,000 to begin designing a third generation reactor capable of handling larger silicon wafers with a higher impurity transport rate.

The Company agreed to pay International Computer and Communication Corporation ("IC&C") $80,000, of which it paid $42,000, to prepare a business and development plan that would include identifying the markets for the various battery technologies of the Company with a recommendation for the development of specific battery configurations, preparing a development budget to build a prototype model battery for the marketplace including costs of labor, materials and estimated time of development, and suggesting a marketing plan to attract prospective buyers and reflect their technical requirements for the developed battery.

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

On April 12, 2000, the Company issued 100,000 shares of its common stock at a deemed value of $194,250 for the patent rights, title and interest to an invention called the "LENR/DCM". The invention is a defined process to convert the long-lived nuclear wastes by low energy nuclear reactions using hydrogen in host metals. The inventor and seller, Dr. Heinrich Hora, will provide reasonable technical support for the research and development of the technology when such development takes place.

During the six months ended June 30, 1999, the Company applied approximately $99,058 toward development of three main technologies, including the Diamond Film Forced Diffusion technology, the Nuclide Battery and the Rhombic Explorer. The Company spent an additional sum of $90,116 on research and development of applications of these technologies during the remaining six months of 1999. The result of the expenditures enabled the Company to define work programs necessary to develop commercial applications of the Diamond Film Forced Diffusion technology, to bring the Rhombic Explorer software development toward completion, and to determine that a professional consulting firm was needed to determine a development plan for the Nuclide Battery technologies of the Company.

The estimated annual cash expenditures for general and administrative expenses of the Company during the year 2000 was estimated at $200,000, including the services of Owen & Associates.

During the first six months of 2000, operating cash expenditures consisted primarily of general and administrative expenses and were approximately $97,509. Operating cash expenditures were approximately $11,000 for the first six months of 1999. The operating cash expenditures were higher in the six months ended June 30, 2000 due to the coordination activities in the development of the technologies and responding to shareholder inquiries.

At June 30, 2000, the Company had $183,189 in cash, as compare to $557,553 at December 31, 1999.

The Company will need to raise additional financing over the next twelve months to continue development work and to pay its general and administrative expenses.

In addition to the Company's 1999 stock option plan, the Company's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the first quarter of 2000, the Company issued options under the year 2000 plan for the purchase 1,550,000 share of its common stock at an average exercise price of $2.52 per share.

There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the aggregate purchase of 1,800,000 shares of the Company's common stock at an average exercise price of $2.28 per share. If all outstanding options are exercised under both plans, of which there is no assurance, the Company would receive a total of $4,100,000 of which $2,550,000 is exercisable by December 31, 2000 and the remaining $1,550,000 by December 31, 2002. No assurances can be made as to whether any of the options will be exercised.

Management of the Company is in the process of preparing a development budget and commercial feasibility study for specific applications of its technologies. Once the development budget is determined, the Company anticipates raising the necessary capital to develop its targeted technologies and general and administrative expenses through a registered public offering.

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

ITEM 2.  CHANGES IN SECURITIES

         The following information is given with respect to all unregistered securities sold or issued by the Company in the period covered by this report:

         (1) On April 12, 2000 the Company issued 25,000 restricted common shares for consulting services pertaining to the evaluation of technology acquisitions. The deemed value of the shares issued was $42,188 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement.

         (2) On April 12, 2000, the Company issued 100,000 restricted common shares at a deemed value of $194,250 at the time of the issuance of the stock for the patent rights, title and interest to an invention called the "LENR/DCM".

The invention is a defined process to convert the long-lived nuclear wastes by low energy nuclear reactions using hydrogen in host metals. The inventor and seller, Dr. Heinrich Hora, will provide reasonable technical support for the research and development of the technology when such development takes place.

         (3) On April 12, 2000 the Company issued 250,000 restricted shares of common stock to Lawrence Adams Ltd. for investor relation services pertaining to the dissemination of information on the Company's technologies. The deemed value of the shares issued was $ 527,344 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

         (4) On April 12, 2000 the Company issued a total of 25,000 restricted shares of common stock to a director for office expense reimbursement for the year 2000 and 50,000 restricted shares of common stock to a consultant for the preparation of a business plan to form a business venture to develop and commercialize the Inertial Electrostatic Confinement Technology. The deemed value of the shares issued were $ 30,562 and $ 61,125, respectively based upon the trading value of the Company's stock at the time of the issuance of the stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

                  Item 10. Stock Option plan adopted by the Board of Directors of the Company filed on May 17, 2000 on Form 10Q-SB for the three months ended March 31, 2000, and incorporated herein by reference.

     (b)     Reports on Form 8-K

                  On April 6, 2000, the Company filed an amended Current Report on Form 8-K/A that included audited financial statements for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RHOMBIC CORPORATION

                                          By:      /s/ Albert Golusin
                                          Chief Financial Officer



Dated: August 21, 2000