Form 10QSB
period 2000-09-30
RHOMBIC CORP
filed 2000-11-20
CIK 1032405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 2000

   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 602/953-7702
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at September 30, 2000
Common Stock, par value $0.001                26,286,100

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PART 2 - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

                              RHOMBIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                         (A Development Stage Company)
                              September 30, 2000
                                  (Unaudited)
================================================================================

                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash                                                             $   243,995
   Receivables                                                                -
   Prepaid expenses                                                      83,145
                                                                    -----------
   Total Current Assets                                                 327,140
                                                                    -----------

OTHER ASSETS:
   Investments                                                          217,756
   Licensing Agreements and Technologies                              2,005,350
   Patents                                                              106,238
                                                                    -----------

Total assets                                                        $ 2,656,484
                                                                    ===========

LIABILITIES
CURRENT
   Accounts Payable                                                 $   115,226

STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000
   shares authorized, 26,286,100 issued and
   outstanding                                                           26,286
Additional paid-in capital                                            6,479,608
(Deficit) accumulated during the development stage                   (3,964,636)
                                                                    -----------

Total stockholders' equity                                            2,541,258
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,656,484
                                                                    ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RHOMBIC CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   Cummulative from
                                                                                                                  November 21, 1994
                                              For the 9 months ended             For the 3 months ended             (Inception) to
                                         Sept. 30, 2000  Sept. 30, 1999       Sept. 30, 2000     Sept. 30, 1999      Sept. 30, 2000
                                        --------------------------------     -------------------------------------------------------
Royalty income                            $           -      $        -        $           -          $       -       $       5,729
Interest income                                   4,832               -                2,330                  -               6,017
                                          -----------------------------        ----------------------------------------------------
                                                  4,832               -                2,330                  -              11,746
EXPENSES
--------
Research and development expense                388,854         167,570               66,196             68,512             580,359
Legal & accounting                              234,219          92,734               65,566             23,518             552,086
Transfer Agent Expenses                           4,460          11,000                    -              2,500              27,115
Consulting, related party                        60,000          67,500               15,000             22,500             367,000
Consulting                                      328,453          55,508              276,158             17,345           1,276,352
Other general & administrative                  874,627          37,140                4,787             25,912           1,173,470
                                          -----------------------------        ----------------------------------------------------
   Total Expenses                             1,890,613         431,452              427,707            160,287           3,976,382

NET (LOSS)                                $  (1,885,781)     $ (431,452)       $    (425,377)         $(160,287)      $  (3,964,636
                                          =============================        ====================================================
NET LOSS PER SHARE:
  Basic                                         #REF!             *                   #REF!                *
                                          =============================        =================================
  Diluted                                       #REF!        $    *                   #REF!           $    *
                                          =============================        =================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                         #REF!            #REF!                 #REF!             #REF!
                                          =============================        =================================
  Diluted                                       #REF!            #REF!                 #REF!             #REF!
                                          =============================        =================================

* Loss is less than $.01 per share

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RHOMBIC CORPORATION
                         (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                                 Common Stock         Additional        During
                                                         --------------------------
                                                                                        Paid-In       Development
                                                              Shares      Amount        Capital          Stage           Total
                                                         -------------------------------------------------------------------------
Balance at December 31, 1999                               33,741,100   $ 33,741      $4,580,750     $ (2,078,855)    $2,535,636
  Acquisition of technology                                   100,000        100         281,150                         281,250
  Shares issued to acquire Emerald Investments                200,000        200            (200)                              0
  Shares issued for services                                   75,000         75         214,350                         214,425
  Exercise of stock options                                   170,000        170         107,080                         107,250
  Net loss for the quarter ended March 31, 2000                                                          (604,944)      (604,944)
                                                         -----------------------------------------------------------------------
Balance at March 31, 2000                                  34,286,100     34,286       5,183,130       (2,683,799)     2,533,617
  Acquisition of technology                                   100,000        100         194,150                         194,250
  Shares issued for services                                  350,000        350         661,066                         661,416
  Net loss for the quarter ended June 30, 2000                                                           (855,460)      (855,460)
                                                         -----------------------------------------------------------------------
Balance at June 30, 2000                                   34,736,100   $ 34,736      $6,038,346      ($3,539,259)    $2,533,823
  Cancellation of escrow shares                            (9,000,000)    (9,000)          9,000                               0
  Adj of shares issued for services                                                      (40,188)                        (40,188)
  Shares issued for services                                  350,000        350         272,650                         273,000
  Exercise of stock options                                   200,000        200         199,800                         200,000
  Net loss for the quarter ended Sept. 30, 2000                                                          (425,377)      (425,377)
                                                         -----------------------------------------------------------------------
                                                           26,286,100   $ 26,286      $6,479,608      ($3,964,636)    $2,541,258

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RHOMBIC CORPORATION
                         (A Devlopment Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                            For the nine months           For the three months      Cummulative from
                                                               ended Sept. 30,               ended Sept. 30,       November 21, 1994
                                                            --------------------          ---------------------     (Inception) to
                                                             2000          1999             2000         1999       Sept. 30, 2000
                                                             ----          ----             ----         ----      -----------------
OPERATING ACTIVITIES

  Net (loss) income for the period                        $(1,885,781)   $(431,452)       $(425,377)   $(160,287)      $(3,964,636)
   Adjustments to reconcile net
   cash used by operations:
       Common stock issued for services                     1,108,653       44,784          232,812        2,500         1,708,984
       Fair value of options granted                                -            -                                         436,980
       (Increase) decrease in accounts receivable              15,103        2,435                -            5                 -
       (Increase) decrease in prepaid expenses                116,855            -           38,748            -           (83,145)
       Increase (decrease) in accounts payable                 72,826      (17,000)          73,390            -           115,226
       Increase (decrease) in due to related parties            3,793       64,340          (14,826)     (11,324)                -
                                                          ------------------------------------------------------------------------
Net Cash (Used) by Operating Activities                      (568,551)    (336,893)         (95,253)    (169,106)       (1,786,591)

FINANCING ACTIVITIES

  Proceeds from private placements                                  -      719,268                -            -         1,347,830
  Proceeds from private placements held in trust                    -     (327,211)               -      168,395                 -
  Proceeds from exercise of stock options                     307,250            -          200,000            -         1,006,750
                                                          ------------------------------------------------------------------------
     Cash provided from financing activities                  307,250      392,057          200,000      168,395         2,354,580
                                                          ------------------------------------------------------------------------
INVESTING ACTIVITIES

   Cost of patents                                            (52,257)     (15,000)         (43,941)      (1,000)         (106,238)
   Investment in Rockford Technologies                              -      (40,830)               -         (111)         (207,756)
   Investment in marketable securities                              -            -                -            -           (10,000)
                                                          ------------------------------------------------------------------------
      Cash used in investment activities                      (52,257)     (55,830)         (43,941)      (1,111)         (323,994)
                                                          ------------------------------------------------------------------------

Increase (decrease) in cash                                  (313,558)        (666)          60,806       (1,822)          243,995
Cash at beginning of period                                   557,553        4,660          183,189        5,815                 -
                                                          ------------------------------------------------------------------------
Cash at end of period                                     $   243,995    $   3,994        $ 243,995    $   3,993       $   243,995
                                                          ========================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of common stock for licensing agreements
and technologies                                          $   475,500    $ 111,200        $       0    $  50,000       $ 2,005,350
                                                          ========================================================================


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              RHOMBIC CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10KSB and 10-KSB/A filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company's Forms 10KSB and 10-KSB/A subject to independent audit at December 31, 1999 as well as the 10-QSB reports filed for the three months ended March 31, 2000 and June 30, 2000.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Prepaid Expenses

On June 15, 2000 the Company entered into an agreement with Vision Magnetics Corporation "Vision", to manufacture, market and sub-license its Magnesite Retriever software program. The Company will split the costs of manufacturing with Vision and receive $10 for each sub-license sold. Rhombic paid Vision $67,250 to design and package 50,000 copies of the program on floppy disks for sale.

The Company also has prepaid $10,000 for legal and patent costs and $5,895 for administrative services.

Stockholders' Equity

     On August 16, 2000 the Company issued 350,000 restricted shares of common stock for financial and business planning services within Europe to a company in Germany. The deemed value of the shares issued was $ 273,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock. The Company also issued 200,000 restricted common shares in consideration for $ 200,000 for exercised stock options under the 2000 stock option plan. The options were exercised at $1.00 per common share and a director received 100,000 of the total restricted common shares issued.

     On August 29, 2000 the Company cancelled a total of 9,000,000 shares under an escrow agreement. The shares were returned to the Company and cancelled on its stock ledger.

Stock Options

     Rhombic's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the nine months ended September 30,2000, the Company issued options exercisable to purchase 2,350,000 shares of the Company's common stock under the year 2000 plan at an average exercise price of $2 per share. A total of 200,000 options were exercised during August at $1.00 per common share for a total of $200,000. There are currently 2,150,000 options outstanding in the year 2000 plan at an average price of $2.09 per share.

     There are granted and unexercised options for the purchase of 250,000 shares of the Company's common stock under the 1999 stock option plan at an average exercise price of $.80 per share.

     There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the purchase of 2,400,000 shares of the Company's common stock at an average exercise price of $1.96 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forwardlooking statements include, but are not limited to, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forwardlooking statements.

The Company has not generated revenue from operations during the first nine months of 2000 or since its inception. The Company has anticipated generating revenues during the year 2000 from its Magnesite Retriever.

During April 2000, the Company finished core programming the Magnesite Retriever (the "Magnesite"). The Magnesite is a software program designed to economize on Internet search and data download costs. It creates site directories and translates hypertext references, making the information fully useable offline. The development of the Magnesite is interrelated with the Company's efforts to develop and launch the Rhombic Explorer, a personal Internet search engine. During September, the Company and its strategic marketing partner, Vision Magnetics, conducted quality assurance testing on the Magnesite code to ensure product reliability and to allow for expansion of Magnesite into Magnesite Pro. The results of the testing indicated that the program was not suitable for marketing because of its inability to download graphics and certain web sites in their entirety. As a result of the testing, the Company is evaluating the cost and benefits involved in debugging the program and bringing it to the marketplace. In conjunction with the planned marketing of Magnesite during the third quarter, Vision Magnetics engaged programmers to create a new website for Rhombic to sell, deliver and maintain user registration and update information as well as hard delivery of diskettes containing Magnesite code to end users. During the nine months ended September 30, 2000, the Company has expensed a total of $50,523 for the programming costs of Magnesite and its share of the costs to construct a new website to market the product. In addition it has disbursed $67,257 to Vision Magnetics for its share of preparing designing and packaging 50,000 copies of the program on floppy disks for sale.

During the second quarter of this year, the Company paid $22,000 in cash and issued 50,000 restricted common shares to Roger Duffield to prepare a business plan to develop and commercialize the Inertial Electrostatic Confinement technology. On September 1, 2000 Mr. Duffield became the President of the Company and completed the business plan. While completing the business plan in late August, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Rhombic that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, the business plan provided for the formation of a joint venture between Astrium, Rhombic, and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. Agreements were obtained from all of the participating joint venture partners to perform their respective roles. The Company is currently awaiting for the joint venture to be funded by the participating partner that committed to capitalizing the joint venture. In the event that a joint venture is not funded by December 31, 2000 the Company anticipates that the neutron generator project will be stopped due to lack of funding.

Research on the technology began during 1993 under a licensing agreement between Daimler-Benz Aerospace (DASA), the University of Illinois and Rockford Technology Associates (a wholly owned subsidiary of Rhombic). The development program objective was to develop a neutron generator for multiple applications. During October 2000, the development program with Astrium successfully proved the demonstrator model of the neutron generator in continuous operation for over 4,000 hours. This achievement is significant because there are not any known competitors that have been able to match the longevity of Astrium's demonstrator. Competitors have been able to generate a higher output of neutrons per second than the demonstrator. Current applications suitable for the Astrium demonstrator are:
a.  medical cancer treatments
b.  bulk foodstuffs quality control
c. On-line measurement of coal quality at the power station for combustion emission control.
d.  On-line measurement of mineral quality in the mining industry.
e.  Land mine detection

The Company has also been pursuing the development of the following four applications of its Diamond Film Forced Diffusion technology:

          1. A SiliconCarbide purification technology for the hightech manufacturing industry,
          2. An integrated Diamond Circuit for the computer and electronics industry,
          3. A Heavy Doped Diamond FuelCell Electrode for the fuel cell industry,
          4. Quality colored diamonds for the highend jewelry accessory market.

During the six months ended June 30, 2000, the Company paid the University of Missouri $160,000 for research and development work on the above applications.

During the second quarter 2000 the Company paid the University of Missouri $80,000 to begin designing a third generation reactor capable of handling larger silicon wafers with a higher impurity transport rate. During September 2000, the Company determined that its fuel cell technology had the most imminent commercial potential and asked the University of Missouri to terminate all of its work programs in order to concentrate on the development of the fuel cell technology. The Company plans to develop a fuel cell out of diamond which would be smaller, lighter and more efficient than fuel cells in the market using metals. A development budget is currently being prepared to enable the Company to raise money for development from government grants, joint ventures or private placements.

During the nine months ended September 30, 2000, the Company paid International Computer and Communication Corporation ("IC&C") $60,000 to prepare a business and development plan that would include identifying the markets for the various battery technologies of the Company with a recommendation for the development of specific battery configurations, preparing a development budget to build a prototype model battery for the marketplace including costs of labor, materials and estimated time of development, and suggesting a marketing plan to attract prospective buyers and reflect their technical requirements for the developed battery. The report from IC&C indicated that the only battery technology with commercial potential was the Krypton Battery. The report stated that Krypton was rare; consequently, the commercial feasibility was largely dependent an adequate supply of Krypton available for manufacturing. IC & C estimated that approximately $500 million would need to be raised to ensure adequate supplies of Krypton. As a result of the report, the Company decided not to pursue development on any of its battery technologies during the remaining part of the year 2000.

Expenditures of approximately $10,000 were incurred during the third quarter of 2000 to file its second quarter report for the three months ended June 30, 2000. The Company also incurred approximately $56,000 of legal expenses during the third quarter for consulting work pertaining to the development and commercial feasibility of its projects.

During the quarter ended September 30, 2000, the Company issued 350,000 restricted common shares to a company for financial and business consulting in the European communities. The shares were recorded as a consulting expense at their deemed value of $ 273,000 at the time of their issuance during August 2000.

On September 1, 2000, the Company moved its administrative offices to Phoenix, Arizona and terminated the services of Owen and Associates. The Company incurred expenses of $15,000 to Owen & Associates for office and administrative services during the quarter ended September 30, 2000.

At September 30, 2000, the Company had $243,995 in cash, as compared to $557,553 at December 31, 1999. The Company will need additional financing over the next twelve months to continue development work and to pay its general and administrative expenses.

Rhombic's Board of Directors approved a stock option plan for the year 2000 to authorize the issuance of options for the purchase of 2,500,000 shares of common stock. During the nine months ended September 30,2000, the Company issued options exercisable to purchase 2,350,000 shares of the Company's common stock under the year 2000 plan at an average exercise price of $2.00 per share. A total of 200,000 options were exercised during August at $ 1.00 per common share for a total of $ 200,000. There are currently 2,150,000 options outstanding in the year 2000 plan at an average price of $2.09 per share.

There are granted and unexercised options for the purchase of 250,000 shares of the Company's common stock under the 1999 stock option plan at an average exercise price of $.80 per share.

There is a total of granted and unexercised outstanding options under the 1999 and 2000 plans for the purchase of 2,400,000 shares of the Company's common stock at an average exercise price of $1.96 per share.

If all outstanding options are exercised under both plans, of which there is no assurance, the Company would receive a total of $4,700,000 of which $2,550,000 is exercisable by December 31, 2000, $ 600,000 is exercisable by December 31, 2001 and the remaining $1,550,000 by December 31, 2002. No assurances can be made as to whether any of the options will be exercised.

Management of the Company is in the process of preparing a development budget and commercial feasibility study for specific applications of its technologies. Once the development budget is determined, the Company anticipates raising the necessary capital to develop its targeted technologies and general and administrative expenses through a registered public offering or private placement.

The Company does not have any employees and uses consultants for matters pertaining to coordinating technology development and administration. The Company may hire employees during the next twelve months depending upon its success in developing prototype applications for sale and financing more development. This report contains forwardlooking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forwardlooking statements and the assumptions upon which the forwardlooking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

     The following information is given with respect to all unregistered securities sold or issued by the Company in the period covered by this report:

     (1) On August 16, 2000 the Company issued 350,000 restricted shares of common stock for financial and business planning services within Europe to a company in Germany. The deemed value of the shares issued was $ 273,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

     (2) On August 16, 2000 the Company issued 200,000 restricted common shares in consideration for $ 200,000 for exercised stock options under the 2000 stock option plan. The options were exercised at $1.00 per common share and a director received 100,000 of the total restricted common shares issued.

     (3) On August 29, 2000 the Company cancelled a total of 9,000,000 shares under an escrow agreement. The shares were returned to the Company and cancelled on its stock ledger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

    (a)   Exhibits

          None

    (b)   Reports on Form 8K

          None

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

Dated: November 14, 2000