Form 10KSB
period 2000-12-31
RHOMBIC CORP
filed 2001-04-02
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000


                               RHOMBIC CORPORATION
             (Exact name of registrant as specified in its charter)

                         Commission File Number 0-28375

            Nevada                                             86-0824125
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

              11811 N. Tatum Blvd. # 3031, Phoenix, Arizona 85028
               (Address of principal executive offices) (Zip Code)

                        Telephone Number: (602) 953-7702

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                  on which registered
    -------------------                                  -------------------
          None                                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 31, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $4,759,458

     At March 26, 2001, the number of shares outstanding of registrant's Common Stock was 26,576,100.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Rhombic Corporation ("Rhombic" or the "Company"), is a development-stage company incorporated under the laws of the State of Nevada. The corporation was initially formed on February 26, 1987 as Toledo Medical Corporation. The name was changed to Almaz Space Corporation on February 9, 1991 and to Ready When You Are Funwear, Inc. on April 14, 1992. On December 30, 1994 a group of individuals acquired control of the corporation. On February 17, 1995, they changed the name to Rhombic Corporation. The Company is currently headquartered in Phoenix, Arizona.

The Company is in the development stage and its efforts, since inception, have been primarily focused on the acquisition of the rights to innovative technologies that could ultimately be developed into numerous applications. During the years of 1999 and 2000 it began to focus on the research and development of its portfolio of acquired technologies. The Company's main objective is to research and develop specific applications from its technologies in order to make them commercially marketable. The business strategy of the Company is to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales. The Company contracts its development work with the University of Missouri.

The Company has four wholly owned subsidiaries, Rockford Technology Associates, Inc. ("Rockford"),Nanophase Diamond Technologies, Inc. ("Nanophase"), AEP Technologies, Inc. ("AEPT") and Rhombic Detection Technologies, Inc.

By assignment from the University of Illinois on September 5, 1995, filed with the Patent and Trademark Office, Rockford owns a patent for the Inertial Electrostatic Confinement and Neutron Monitor technology. On June 27, 1996, Rockford entered a licensing agreement with Daimler Benz Aerospace and the University of Illinois by which it is entitled to receive a long-term royalty on all IEC sales throughout the world including North America and may engage in direct marketing of the technology in North America without restriction. In return, Rockford assigned to Daimler Benz Aerospace, "Daimler", its right, title and interest to the Inertial Electrostatic Confinement technology for its development and commercialization by Daimler Benz Aerospace. During the second quarter of this year, the Company engaged Roger Duffield as a consultant to prepare a business plan to develop and commercialize the Inertial Electrostatic Confinement technology. On September 1, 2000 Mr. Duffield became the President of the Company and completed the business plan. While completing the business plan in late August, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Rhombic that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, the business plan provided for the formation of a joint venture between Astrium, Rhombic, and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. The joint venture company was planned to originate in the wholly owned subsidiary of Rhombic named AEP Technologies, Inc. ("AEPT"). Agreements were obtained from all of the participating joint venture partners to perform their respective roles. AEP is currently determining its next course of action as the participating partner that committed to capitalizing the joint venture appears to have defaulted on its agreement and Daimler has written to the Company stating that it has no intention to continue funding or researching the development of a neutron generator. Rhombic is in discussions with the University of Illinois regarding the cancellation of the License Agreement and its rights to the technology at its current developed stage.

Nanophase owns the Diamond Film Forced Diffusion technology. No activity occurred during 2000 in the subsidiary.

Rhombic Detection Technologies, Inc. was formed during 2000 in anticipation of Rhombic's being awarded a contract from the Department of Energy ("DOE") to develop a Beryllium detection device. Rhombic was not awarded the contract by the DOE; therefore, the subsidiary was not used.

As a technology transfer and development start-up company, Rhombic has limited finances. On March 8, 2001 it signed a $ 2.5 million convertible debenture to be funded with installment payments starting May 1, 2001 in order to accomplish its growth objectives and development of products and marketing of its technologies. There is no assurance that the Company will be able to secure any additional funding necessary for such growth and expansion. There is also no assurance that even if the Company obtains adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

The Company intends to make future acquisitions of commercially promising technologies that fit the Company's general technology acquisition criteria. However, currently, the Company does not have a fixed source of capital to finance such acquisitions. In this respect, the Company intends to accomplish its acquisition plans by exchange of the Company stock. There is no assurance that the Company will be able to arrange for such acquisitions or as to the trading price or liquidity of the Company's common stock. Low trading price or poor liquidity of the Company's common stock may adversely affect the Company's ability to engage in future acquisitions and to accomplish its growth objectives.

ACQUISITION OR DISPOSITION OF ASSETS

Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated January 18, 2000, Rhombic Corporation, ("Rhombic" or the "Company"), a Nevada corporation, acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 200,000 shares of common stock of Rhombic (the "Acquisition"). As a result, Emerald became a wholly owned subsidiary of Rhombic.

The Acquisition was approved by the unanimous consent of the Board of Directors of Rhombic on January 18, 2000. The Acquisition was effective on January 20, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Prior to the Acquisition, Rhombic had 33,741,100 shares of common stock issued and outstanding and 33,941,100 shares issued and outstanding following the Acquisition.

Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic elected to become the successor issuer to Emerald for reporting purposes under the Securities Exchange Act of 1934 and elects to report under the Act effective January 20, 2000.

The consideration exchanged pursuant to the Acquisition Agreement was negotiated between Emerald and Rhombic. In evaluating the Acquisition, Emerald used criteria such as the value of assets of Rhombic, Rhombic's ability to recognize merchantability of a technology or invention, Rhombic's ability to compete in the technology transfer markets, the unique nature of Rhombic's products and developing technologies, Rhombic's current and anticipated business operations, and Rhombic's management's experience and reputation in the technology transfer market. In evaluating Emerald, Rhombic placed a primary emphasis on Emerald's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934 and Emerald's facilitation of Rhombic's becoming a reporting company under the Act.

The Company intends to strengthen its position in the technology development and transfer line of business by researching and developing its existing portfolio of acquired technologies to achieve commercial viability as well as continuing to search for innovative and commercially viable technologies throughout the world.

On January 3, 2000, the Company acquired the right, title and interest in an invention named "Micro Wave Driven Ultra Violet Lamp" or "Excimer Lamp". The seller agreed to provide technical support for the research and development of the Excimer Lamp when the development takes place. The Company issued 100,000 restricted shares at a deemed value of $ 281,250 and issued the inventor and option to purchase 50,000 shares of its common stock at $ 1.00 per share until December 31, 2000. The option was not exercised on December 31, 2000 and expired.

On April 12, 2000, the Company issued 100,000 shares of its common stock at a deemed value of $194,250 for the patent rights, title and interest to an invention called long-lived nuclear waste by low energy nuclear reactions in host metals and Disperse Composite Material "LENR/DCM". The invention is a defined process to convert the long-lived nuclear wastes by low energy nuclear reactions using hydrogen in host metals. The inventor and seller, Dr. Heinrich Hora, agreed to provide reasonable technical support under a compensation agreement to be decided upon for the research and development of the technology.

During the fourth quarter of 2000, the Company decided to concentrate its efforts on its diamond doping technology as applied to certain components for fuel cells and to develop the Ultra Violet (Excimer) Lamp. As a result it has no current plans to pursue its other technologies. The Company is seeking joint venture partners or others to effect commercialization of its other impaired technologies. There is no assurance that Company will be able to locate a joint venture partner to develop any or all of these technologies. In addition, there is no assurance that even if a joint venture partner is found that any of these technologies will ever result in marketable or viable products.

TECHNOLOGIES

1. DIAMOND FILM FORCED DIFFUSION.

Rhombic's negative type diamond technology, referred to as "Forced Diffusion," has been successfully created in a former Soviet Republic laboratory to create functional integrated circuits. This technology consists of diffusing different elements into diamonds. Rhombic believes that Forced Diffusion has many spin off applications. Certain elements in diamond can change the mechanical, optical, and electrical properties of the material. For example, boron doping causes diamond to turn blue, enhances the wear resistance of diamond and makes a p-type conductor.

Methods of growing diamond on a film has been accomplished by chemical vapor deposition. Generally methane gas is used as the source of carbon and hydrogen is used as the flux and carrier gas. Substrate temperatures are generally in the 700 - 800 Centigrade range. Several different substrates have been used for single crystal growth. In general, diamond has very good adhesion to most carbide forming materials. Diamond will nucleate and grow on most non-carbide forming materials but it tends to delaminate except on nickel, molybdenum and tungsten. Diamonds conductivity can be varied from very low values to very high values. It has tensile strength better than that of graphite and is the most chemically resistive material known to engineering.

Producing diamond with electronic properties is greatly superior to those of silicon which is the material currently used for computer chips. This technology allows for the exponential decrease of the space required for a computer microchip. Such diamond film is considerably more heat and radiation resistant extending the life of the electronic circuitry. Harder cutting tools and abrasives, diamond television and computer monitor screens, sensor bearing and radar screens are among a number of potential commercial applications of this technology.

The research plan for this technology has four aspects. First, attention on understanding the forced diffusion process and how it produces n-type diamond material with Lithium, Oxygen and Chlorine will be done. Second, an examination on the forced diffusion of a variety of elements will be conducted. Third, a study on how the addition of these impurities change the mechanical, optical, chemical, and electrical properties of diamond. Fourth, an evaluation of the electrical characteristics of various elements put into diamond by the forced diffusion process will be conducted.

During the year 2000, the Company targeted the development of the following four applications of its Diamond Film Forced Diffusion technology:

   1. A Silicon-Carbide purification technology for the high-tech manufacturing industry,
   2. An integrated Diamond Circuit for the computer and electronics industry,
   3. A Heavy Doped Diamond Fuel-Cell Electrode for the fuel cell industry,
   4. Quality colored diamonds for the high-end jewelry accessory market.

Rhombic believes that controlling impurities in Gallium Nitride "GaN" and Silicon Carbide "SiC" is important because impurities are used to make n-type and p-type materials. The n-type and p-type material is used to form transistors and other structures in integrated circuits. Impurities represent an imperfection in the crystal structure and a center for further propagation of imperfections during the growth phase. A high quality crystal structure is necessary in order to shrink the size of the transistors and other electrical elements. Crystal quality is also a means of increasing the lifetime of the integrated circuit. A second benefit of a relatively impurity free crystal structure is in the limitation of unwanted leakage currents.

During the first quarter 2000 approximately $85,000 was spent to build three second generation forced diffusion reactors. One reactor will be used for the n-type diamond material, one reactor for p-type materials and the third reactor for purification of crystals. Also, a high voltage Silicon Carbide purification reactor was built. This reactor will enhance the impurities removal rate from Silicon Carbide materials. Results from research during the year reduced impurity levels for oxygen and nitrogen from 10 parts per million to .5 parts per million. GaN is at the point where impurity levels are about the one part per million level and SiC is at about the 20ppm level. It is imperative that the GaN and SiC industries continue along the path of high quality crystal production. We know from the silicon industry that when the impurity levels in silicon were decreased by one or two orders of magnitude that silicon achieved a factor of ten improvements in chip power consumption and lifetime. We can therefore anticipate improvements in GaN and SiC.

A specific program of work has been defined at the University of Missouri to demonstrate the process for treating 2-inch wafers using the existing reactor and to have designed and tested a prototype FEDOA for 6-inch GaN wafer treatment by the first quarter of 2002. Development budgets for this work program are estimated at $.5 million.

1A. DIAMOND FUEL CELL

Previous research over many years by our team of scientists at the University of Missouri have developed innovations in diamond materials that have clearly shown the capability to replace the current polymer electrolyte membrane with diamond.

This new development in proton diamond electrode membrane (PDEM) technology will allow high proton transport through the membrane by the process of a non-porous structure supported by an improved anode and cathode and to which hydrogen ions are not affected. Furthermore, a major advantage of using diamond is that it can withstand temperatures four times greater than current membrane material. Rhombic believes that its planned PDEM will operate at higher temperatures than current standard proton polymer electrolyte membrane(PPEM) fuel cells, subsequently, reaction rates would be increased considerably with the platinum content decreased by a similar factor, while manufacturing costs would be drastically reduced. The new diamond membrane does not require moisture; whereas current PPEM must be kept moist, thus restricting operating temperatures

In conclusion the Diamond PDEM fuel cell will allow for higher operating temperatures, an increased reaction rate and longevity and a much smaller fuel cell stacked system. Reduced platinum and manufacturing costs that will provide an opportunity to produce a fuel cell stacked system at an affordable price and well below the manufacturing guidelines published by the Department of Energy and the Ford Motor Company.

1B. NANOTUBE HYDROGEN STORAGE VESSEL

So-called "new carbon" has been the focus of a great deal of research in Japan during the past two decades. Whether synthetic diamonds, diamond-like carbon, carbon fiber, fullerenes and carbon nanotubes, are of particular importance, Nanotubes are microscopic tubes that consist of hexagonal lattices of carbon atoms arranged spirally to form concentric cylinders, which resemble miniaturized rolls of chicken wire. Among their outstanding properties are a strength approximately 40 times that of carbon fiber, a gas absorption ability about five times that of hydrogen storage alloys, excellent chemical stability, the ability to enclose other materials within the individual tubes and useful electrical characteristics. They can be made into electrical conductors and semiconductors and have a very high electrical discharge capability. An extremely important property of carbon nanotubes is their ability to enclose other materials inside the individual tubes. This is expected to contribute to the wide range of eventual applications.

Rhombic has identified a new using chemical vapor deposition resulting in high purity nanotubes suitable for large-scale production. This process contrasts with the Japanese CVD process based on lasers that has not been demonstrated at the commercial level, and requires considerable research, as lasers are energy inefficient and very expensive.

Rhombic believes its process will be cheaper, faster and have a more efficient mechanism than the Japanese competition.

1C. COLORING GEMSTONES

Forced diffusion technology has been demonstrated on mined diamond, diamond films, and gahnite. Impurities were added to diamond and the results were verified. In these studies it was found that changes occurred to the mechanical, chemical, optical and electrical properties of diamond. The diamond became more wear resistant, the crystal color changed to blue, and the diamond became a p-type semiconductor. Each of these property changes has a commercial value. Another example is that the addition of lithium to mined diamond and polycrystalline diamond film made the diamonds an n-type conductor.

The forced diffusion process has demonstrated that the optical properties of diamond can be changed with the addition of impurities. Mined blue diamonds are rare; 1 in 1,000,000 diamonds is blue. Other impurities added to a diamond crystal change its color from red to green. Modification of the optical properties of diamond can impact the gem market. The diamond gem market is about $4.8 billion. The colored diamond market is about $500 million. It is well known that the rare blue diamond is more than double the cost of a white diamond. In addition, red diamonds are the most rare gemstones known. Recently a 1/2 carat red diamond was auctioned for the price of $1.5 million dollars.

Forced diffusion is being applied to gemstone quality Type II diamond. The goal of this work is to demonstrate that the technology can be used to induce a color change in the crystal. The forced diffusion process used for coloring is economical and thus increasing white diamond's value by coloring can develop a viable application. This process will also be tested with other types of gemstones.

2.  ULTRA VIOLET (EXCIMER) LAMP.

DESCRIPTION OF SPECIFIC TECHNOLOGY

This lamp uses a highly efficient photon emission reaction (7-50%) from excimers to produce wavelengths of vacuum ultra violet (VUV) to visible light. An excimer is an excited state in a molecule that dissociates into an unbound state. This feature means that self-absorption in the lamp is small, and because of this, the lamp can be scaled to large volumes without severe degradation of the emission wavelength. The pioneering excimer lamp technology developed by Columbia Research Instruments is now owned by Rhombic. It efficiently transfers the energy of electricity to microwaves and microwaves to excimers (transfer efficiency between 50 and 90%). This technology produces light of a pure wavelength more efficiently than any other light source. This is significant because light is used to induce chemical reactions that are wavelength specific. The excimer lamp is orders of magnitude more cost effective (dollar/photon bandwidth) than anything that current technology is capable of producing.

POTENTIAL COMMERCIAL APPLICATION/S

The development of these low-cost, high power and large-area VUV to visible sources promises enormous potential for materials' processing and several applications of such sources have already been demonstrated. These sources have been used in the production of silicon dioxide; silicon nitride, silicon oxynitride, tantalum pentoxide, titanium oxide, zinc oxide, PZT and polymers. Multi-layered films can also be produced at low temperature (below 400oC) by photo-induced processing (photo-CVD and sol-gel processing). Excimer photon sources provide selective intense VUV to visible radiation at specific wavelengths as opposed to other types of light sources. This narrow-band radiation can initiate chemical reactions, break molecular bonds or modify surface properties. Like other UV sources, Excimer lamps can be used to induce photo-polymerization of special paints, varnishes, and adhesives, (a process called UV-curing) but do so at a much lower cost per photon than any competitor. The following is an overview of current and potential application areas:(1) Materials deposition/coating of metals: for the production of dielectrics (high and low dielectric constant materials), and semiconducting layers. (2) UV curing: hardening of paints, lacquers, adhesives, e.g. for printing, textile finishing, lamination, automotive engineering and equipment engineering. (3) Surface treatment: surface etching including three-dimensional applications. (4) Photochemistry:for-photo-chlorination,photosulpho-oxidation, photonitrosylization, and photo-oxidation. (5) Photomedicine: for treatment of skin conditions, and tanning. (6) Environmental technology: for ozone generation, elimination of pollutants in water and air (chlorofluorocarbons
(CFCs), dioxins, etc.) (7) Fluorescent lamps: for flat plasma display panels without the use of hazardous mercury. (8) Decontamination: for the destruction of harmful bio-organisms in soil, water or air, for the decontamination of biological agents in the aftermath of biological weapon attack, for the destruction of hazardous chemicals in soil, water, or air, and for the decontamination of chemical agents in the aftermath of a chemical weapon attack.
(9) Photosynthesis: for the initiation of photosynthesis at wavelengths suited for chlorophyll absorption. modification of polymers, dry etching of polymers, synthesis of hydrophilic polymers, increasing adhesion between metal and polymer, surface cleaning and

IMPAIRED TECHNOLOGIES

All of Rhombic's technologies are in the development phase. Rhombic's current portfolio of impaired technologies includes (1) Inertial Electrostatic Confinement and the Neutron Monitoring Detector, (2) Diamond-reinforced Flywheel Battery and Radio Nuclide Battery, (3) Active Engine ("Rhombic Explorer") (4) Disperse Composite Material and (5) LENR/DCM technology. All of these technologies have been acquired by Rhombic in exchange for shares of its common stock from different parties including research companies and individual inventors throughout the world. In certain cases, as part of the acquisition of the technology, the Company has agreed to pay royalty fees based on sales, when and if any such sales occur.

1. INERTIAL ELECTROSTATIC CONFINEMENT "IEC"

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

Research on the technology began during 1993 under a licensing agreement between Daimler-Benz Aerospace (DASA), the University of Illinois and Rockford Technology Associates (a wholly owned subsidiary of Rhombic). The development program objective was to develop a neutron generator for multiple applications. As of December 2000, the development program with Astrium successfully proved the demonstrator model of the neutron generator in continuous operation for over 5,000 hours. This achievement was significant because there are not any known competitors that have been able to match the longevity of Astrium's demonstrator. Competitors have been able to generate a higher output of neutrons per second than the demonstrator. Current applications suitable for the Astrium demonstrator are:

   a. medical cancer treatments
   b. bulk foodstuffs quality control
   c. On-line measurement of coal quality at the power station for combustion emission control.
   d. On-line measurement of mineral quality in the mining industry.
   e. Land mine detection

Rhombic acquired a related device during September 1999 utilizing the principle described above. The device is named the Neutron Monitoring Detector and monitors the speed and frequency of passing neutrons to assess the quality of alloy. Some practical applications of this technology may include detection of impurities in high quality alloys, mineral quality analysis in coal, cement and similar industries, detection contraband at airports, bus stops, train stations, and detection of nonmetallic antipersonnel land mines.

During the second quarter of this year, the Company paid $22,000 in cash and issued 50,000 restricted common shares to Roger Duffield to prepare a business plan to develop and commercialize the Inertial Electrostatic Confinement technology. On September 1, 2000 Mr. Duffield became the President of the Company and completed the business plan. While completing the business plan in late August, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Rhombic that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, the business plan provided for the formation of a joint venture between Astrium, Rhombic, and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. Agreements were obtained from all of the participating joint venture partners to perform their respective roles. The joint venture was not funded by the participating partner that committed to capitalizing the joint venture. As a result, Astrium informed the Company and the University of Illinois that it had no intention to continue research on the neutron generator project and paying any future royalties beyond December 31, 2000.

As a result of the written statements from Astrium declining to continue further research on the IEC, the Company is in discussions with the University of Illinois to determine how to obtain the patent rights and the best way to move forward with the technology. It also believes that its rights to the Neutron Monitoring Detector will be relevant to continued research on the IEC technology.

The Company will need to determine specific applications and potential customers before pursuing development work because it has already identified competitors that are able to generate confined neutron streams in at higher outputs than what was developed by Astrium.

2. DIAMOND-REINFORCED FLYWHEEL BATTERY AND RADIO NUCLIDE BATTERY.

The battery operates on a principle using diamond layers instead of carbon filters to increase the power density of electro-mechanical energy storage for batteries used in automobiles or other storage systems. This concept is based on a rupture stress measure for present polycrystalline diamond. An increase in storage capacity may result in the development of a satisfactory method for storing large amounts of electrical energy for portable applications, such as automobiles and satellites, as well as fixed appliances, such as electric power load leveling from the individual house to the utility level. Throughout the world, much work is being performed on improving electrochemical cells with limited success. The hydrogen fuel cell, long used in space, is just now receiving its first tests in motor vehicles, but offers no great improvement on electrochemical batteries and requires a large, expensive infrastructure. Of greatest current interest for electric automobiles is electromechanical storage (a flywheel coupled to a motor-generator), which, with new technology promises all the advantages of an all-electric automobile but with the performances of a gasoline-powered automobile.

Carbon fiber technology, developed for high rotational velocity uranium enrichment centrifuges, has been used to produce automobile prototypes. Cars equipped with this "rotation battery" are projected to demonstrate performance (speed and range) equal to that of a standard mid-engine automobile and quite superior to ones with electrochemical batteries, which last only about 40,000km.

On May 30, 2000, the Company received an extensive five volume Technical and Business Panning and Development report on its Radionuclide Batteries for space applications. The conclusion was that the Noble Gas battery was not economically feasible nor commercially viable because of the scarcity of the required gases and the cost to produce those gases such as Kr-85 and Ar-39.

The dust plasma battery was evaluated as not feasible because the Technetium-99 isotope is not a practical radioisotope because extremely large amounts would be required for the battery. Strontium-90 would not be appropriate for commercial use because it represents a major biological hazard.

3. ACTIVE ENGINE ("RHOMBIC EXPLORER"):

The Active Engine or Magnesite is a software program designed to economize on Internet search and data download costs. It creates site directories and translates hypertext references, making the information fully useable offline. The development of the Magnesite is interrelated with the Company's efforts to develop and launch the Rhombic Explorer, a personal Internet search engine. During September, the Company and its strategic marketing partner, Vision Magnetics, conducted quality assurance testing on the Magnesite code to ensure product reliability and to allow for expansion of Magnesite into Magnesite Pro. The results of the testing indicated that the program was not suitable for marketing because of its inability to download graphics and certain web sites in their entirety. As a result of the testing, the Company is evaluating the cost and benefits involved in debugging the program and bringing it to the marketplace. In conjunction with the planned marketing of Magnesite during the third quarter, Vision Magnetics engaged programmers to create a new website for Rhombic to sell, deliver and maintain user registration and update information as well as hard delivery of diskettes containing Magnesite code to end users. Vision informed Rhombic that it needed to obtain a marketing study in order to determine the specifications needed for the Magnesite Pro. During the fourth quarter of 2000, the Company engaged a programmer to debug the program in order to prepare it for quality assurance testing.

During the first quarter of 2001, it became apparent to Rhombic that there was no cost benefit to continue developing Magnesite because of the necessary costs to continue developing a working program, conducting marketing studies, incurring marketing costs and incurring administrative and legal costs for licensing and customer service. On March 14, 2001, Rhombic and Vision agreed to cancel all of their agreements with each other under a Mutual Release, Hold Harmless and Cross Indemnification Agreement.

4. DISPERSE COMPOSITE MATERIAL

During the fourth quarter of 2000, the Company impaired its Disperse Composite Material technology. The Company determined that it was not cost beneficial to incur patent and research costs to advance the theory of the technology. Its decision was mainly due to having identified numerous competitors with more capital resources intending to develop comparable technologies.

5. LENR/DCM

During the fourth quarter of 2000, the Company impaired its LENR/DCM technology. The Company determined that it was not cost beneficial to incur patent and research costs to advance the theory of the technology. Its decision was mainly due to having identified numerous competitors with more capital resources intending to develop comparable technologies.

COMPETITION

The Company operates in the competitive environment of developing technologies where other companies may be developing similar technologies with substantially larger financial resources, operations, staffs, scientists and facilities. The Company is working toward developing prototype demonstrative models for certain applications of its technologies. There can be no assurance that the prospects will yield substantial economic returns or that a competitor may develop a similar prototype and enter the marketplace ahead of Rhombic. Failure to develop applications from the technologies with an estimated economic return could have a material adverse impact on the Company's future financial condition and could result in a write-off of a significant portion of its investment in the technologies.

The Company's competitors include major integrated international companies in various industries with research and development programs. The international companies are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the technology development arena for a much longer time.

MARKETING

The Company's primary business focus is placed upon the commercialization of advanced technologies and commercial products resulting there from. The Company anticipates that the automobile industry will be the primary markets for the Company's Proton Diamond Electrolyte Membrane fuel cell technology. All other technologies of the Company have not been developed enough to determine their marketability. The Company has limited experience in marketing of products and services in these fields and intends to rely on licensing and joint venture opportunities with multinational companies for the marketing and sale of its technologies. The Company also has little experience marketing products of a consumer nature. There is no assurance that the Company will be successful in developing a market for any of its products or that it will gain any market recognition and acceptance.

PATENTS

Current patents

   *  Field-Enhanced Diffusion Using Optical Activation, U.S. Patent No.
      5,597,762
   * Microwave-Driven UV Light Source and Solid-State Laser, US Patent No. 5,659,567
   * Microwave-Driven UV Light Source and Solid-State Laser, U.S. Patent No. 5,659,567

PATENT APPLICATIONS

   * System and Method for Network Based Information Retrieval (Magnesite), U.S. Patent App. No. 60/240,770
   * Compact Power Technology Using Photon-Intermediate Direct Conversion of Radioisotope Energy to Electricity, U.S. Patent App. No. 60/223,869
   * System and Method for Diamond Based Fuel Cells, U.S. Patent App. No. 60/241,097
   *  System and Method for Diamond Based Fuel Cells, Docket No. 790072.408P2
   *  System and Method for Conductive Diamond and Ohmic Contacts 60/251,823
   *  System and Method for Conductive Diamond and Ohmic Contacts 60/255,686
   * System and Method for Removal of Impurities From Materials Such as Semi-conductors, Docket No. 790072.411P1
   * System and Method for Removal of Impurities from Materials Such as Semi-conductors, Docket No. 790072.411P1

PATENT APPLICATIONS TERMINATED

   *  Supercompact Radio Nuclide Battery Docket No. 790072.401
   *  Low-cost Elimination of Long-lived Nuclear Waste, U.S. App. 09/013,179
   * Method and System for Manufacturing Disperse Composite Materials, International Patent Application No. PCT/US99/16552.

EMPLOYEES

The Company currently has three employees.

RISK FACTORS

THE COMPANY HAS NO REVENUES AND IS CURRENTLY OPERATING AT A LOSS. The Company has not received any revenues to date and is operating at a loss. The Company will need to raise additional capital through the placement of its securities or from debt or equity financing. If the Company is not able to raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate if additional sales of its securities cannot be generated or other sources of financing located.

LIMITED HISTORY OF OPERATIONS. The Company has only a limited history of operations. The Company operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise in a highly competitive field of technology transfer. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its products and technologies, market awareness, its ability to promptly and accurately recognize a marketable technology or invention, dependability of an advertising and recruiting network, and general economic conditions. There is no assurance that the Company will achieve its expansion goals and the failure to achieve such goals would have an adverse impact on it.

THE COMPANY MAY NEED ADDITIONAL FINANCING. Future events, including the problems, delays, expenses and difficulties frequently encountered by startup companies may lead to cost increases that could make the Company's source of funds insufficient to fund the Company's proposed operations. The Company may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed.

TRADEMARK PROTECTION AND PROPRIETARY MARKS. The Company is pursuing patents and several pending patents as a result for its technologies. There is no assurance that the Company will be able to prevent competitors from using the same or similar names, marks, concepts or appearances or that it will have the financial resources necessary to protect its marks against infringing use.

THE COMPANY'S TECHNOLOGIES AND INVENTIONS MAY BECOME OBSOLETE. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, those inventions may become commercially obsolete during or after the patent review. There is no assurance that the Company's technologies, acquired or developed, may not become obsolete and remain commercially viable.

THE COMPANY MAY FAIL TO OBTAIN PATENT PROTECTION IN VARIOUS JURISDICTIONS. The Company has filed patent applications in several jurisdictions, including Japan, Korea, and the United States. The filing process is usually a costly and time-consuming undertaking requiring proper legal counsel under the laws of the jurisdiction where patent protection is sought. There is no assurance that those patent protection filings were properly and timely made. There is also no assurance that upon review, those applications may not be rejected for lack of novelty or any other bases sufficient to reject a pending patent application in any of those jurisdictions.

COMMERCIAL VIABILITY OF THE COMPANY'S CURRENT TECHNOLOGIES. The Company was organized to identify, assess, acquire and capitalize on technologies introduced and developed by scientists throughout the world. These technologies are new and in their research and development stage. Generally, it requires a substantial time and resource effort to bring be able to both recognize a commercially successful technology or invention at an early stage and conduct a successful marketing campaign to sell this technology or invention. There is no assurance that all or any of the Company's research and development efforts will result in commercially viable final products.

THE COMPANY MAY FAIL TO GENERATE SUFFICIENT INTEREST IN ACQUIRED TECHNOLOGIES. The Company must undertake substantial effort to educate the buying public, consumers and businesses, in the U.S. and worldwide, as to the Company's products and technologies. There is no assurance that the Company will be able to generate interest in and to create and maintain steady demand for its products over time.

RELIANCE ON FUTURE TECHNOLOGY ACQUISITIONS STRATEGY. The Company expects to continue to rely on technology acquisitions as a primary component of its growth strategy. It regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that the Company will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that the Company will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into the Company's existing infrastructure or to operate profitably. There is also no assurance given as to the Company's ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

POSSIBLE INABILITY TO FINANCE ACQUISITIONS. In transactions in which the Company agrees to make an acquisition for cash, it will have to locate financing from third-party sources such as banks or other lending sources or it will have to raise cash through the sale of its securities. There is no assurance that such funding will be available to the Company when required to close a transaction or if available on terms acceptable to the Company.

TECHNOLOGIES INVOLVING SUBSTANTIAL RISK OF ENVIRONMENTAL HAZARD. The Company's technologies involve a substantial risk of environmental hazard in the production processes. There is no assurance that the Company will be able to contain the environmental hazards of the production. There is also no assurance that the Company will have sufficient resources to meet the clean-up and possible litigation costs that may be involved in a case of environmental disaster.

LOSS OF THE COMPANY KEY EMPLOYEES MAY ADVERSELY AFFECT GROWTH OBJECTIVES. The Company's success in achieving its growth objectives depends upon the efforts of Roger Duffield, President of the Company, and other top Company management members. Their international experience and industry-wide contacts significantly benefit the Company. The loss of the services of any of these individuals may have a material adverse effect on the Company business, financial condition and results of operations. There is no assurance that the Company will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

FAILURE TO ATTRACT QUALIFIED PERSONNEL. A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business growth is dependent upon its ability to attract and retain qualified research personnel, administrators and corporate management. There is no assurance that the Company will be able to employ a sufficient number of qualified training personnel in order to achieve its growth objectives.

ISSUANCE OF FUTURE SHARES MAY DILUTE INVESTORS SHARE VALUE. The Certificate of Incorporation of the Company authorizes the issuance of 50,000,000 shares of common stock and 20,000,000 of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company's common stock.

PENNY STOCK REGULATION. The Company's common stock is deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the

Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

ITEM 2. PROPERTIES

PROPERTY

As the Company is not producing any products at present, it has no lease or physical facilities commitments. The Company's executive office is 11811 North Tatum Suite 3031 Phoenix, 85028 Arizona on a month-to-month basis.

On June 21, 1999, the Company accepted a proposal from the University of Missouri to use its laboratory facilities, technical equipment and personnel to develop selected projects using the Company's "Forced Diffusion" technology. Costs for these facilities are borne by Rhombic on a project basis.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

There is no current outstanding litigation in which the Company is involved and the Company is unaware of any pending actions or claims against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

GENERAL

The Company has an authorized capitalization of 50,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock, $.001 par value per share of which 26,576,100 were issued and outstanding at March 26, 2001. The Company has no outstanding debt.

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "NUKE". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       2000                             Low                 High
       ----                             ---                 ----
       Fourth quarter                   .218                .969
       Third quarter                    .625               1.500
       Second quarter                  1.313               3.781
       First quarter                   1.875               5.563

       1999                             Low                 High
       ----                             ---                 ----
       Fourth quarter                   .360               5.125
       Third quarter                    .410                .900
       Second quarter                   .290               1.140
       First quarter                    .009                .760

On March 10, 2000 the Company's common shares began trading on the Hamburg Stock Exchange in Hamburg, Germany under the symbol "919335".

HOLDERS

As of March 26, 2001, the Company had 26,526,100 shares of common stock outstanding. A total of 143 shareholders of record held a total of 9,757,179 common shares. The Company estimates the remaining 16,528,921 common shares in street name to be held by over 300 additional individual shareholders.

DIVIDENDS

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business. Payment of cash dividends in the future will be wholly dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the foreseeable future. In the event of the acquisition of or merger with a business by the Company, control of the Company and its Board of Directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

In the following discussion we are providing an analysis of our financial condition and Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to conduct research and development within the Company and in conjunction with joint venture partners.

The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The Company has placed its primary emphasis on product development, dependability and commercial viability of its acquired technologies. Management is currently determining the expenses involved to develop its existing technologies into commercial applications. To date, the Company has not generated any revenues from any of its acquired technologies and is currently operating at a loss. None of the technologies have been developed to commercialization. The Company is not able to determine an approximate date for commercialization at this time. No assurances can be given that any of the Company's technologies will ever be developed to a point of usefulness or, if developed, that any will be commercially feasible.

The Company does not plan to acquire additional technologies during the year 2001. Development of its technologies may be possible through joint ventures where Rhombic contributes its intellectual property for an ownership percentage in a joint venture and all costs are paid by the other joint venture partners.

On March 8, 2001, Rhombic signed a convertible debenture for $2.5 million. The debenture matures on April 22, 2002 and bears interest at 10% interest. The Holder shall fund the debenture in incremental amounts of $100,000 commencing on either May 5, 2001 or five days after the fulfillment of the conditions to the agreement with twenty-four equal installments every fifteen days. The first payment shall be for $200,000 of which $100,000 was previously received on February 20, 2001. Upon conversion into common stock, all accumulated but unpaid interest shall be extinguished. The debenture may be converted by the Holder at any time from the execution of the debenture to the maturity date at a conversion rate of one share of common stock per an amount to 80% of the closing price of the common stock, as quoted on the OTC Bulletin Board on the day the transmission of funds to the company is confirmed by the Holder. The Holder may not transmit an incremental payment if the closing stock price falls below $.15 per share.

The Company currently has options outstanding from which it could obtain cash. In the event all of the outstanding options were exercised, the Company would receive $ 600,000 before December 31, 2001 and $ 975,000 before December 31, 2002. The Company has a total of 1,100,000 options outstanding at an average exercise price of $ 1.43 per share under its year 1999 and year 2000 option plans. The exercise prices range from $.50 to $4.50.

During the first quarter of 2001, the board of directors of the Company approved the establishment of a stock option plan for the year 2001. The board intends to authorize 3 million shares for the plan and to initially issue its President, Roger Duffield 1,000,000 options at an average price of $.50 per share.

At December 31, 2000 the Company had $ 93,384 in cash and $ 85,985 in current payables.

On February 24, 2001, the Company engaged Charles Fabiano of Strategic Initiatives as its primary investor relation company. Mr. Fabiano studied chemical engineering and worked for over ten years as a stockbroker.

During the calendar year 2001, funding for projects with identified budgets are estimated at $1,500,000 and general and administrative expenses of approximately $450,000 are planned to be paid for with the $ 2.5 million debenture. The projects that Rhombic plans to concentrate on are as follows:

1. INERTIAL ELECTROSTATIC CONFINEMENT "IEC"

The Company is currently in discussions with the University of Illinois to determine how to obtain the research reports and patent information that was paid for by Astrium under its license agreement. Astrium has informed both parties that they do not intend to spend any more resources on the development of the IEC technology.

Once the Company and the University of Illinois are able to obtain and review the research reports from Astrium, it can begin to formulate a development plan.

2. A SILICON-CARBIDE PURIFICATION TECHNOLOGY FOR THE HIGH-TECH MANUFACTURING INDUSTRY

The Company is working with the University of Missouri to determine the remaining development work necessary before establishing a patented process for Silicon-Carbide purification. A development budget has been estimated at $.5 million to perform the next identified phase of development. The scientific team has advised the company that they believe commercialization of this technology could occur after one year of continuous development work. A total budget for the twelve-month development plan has not been determined at this time.

3. DIAMOND FUEL CELL

Rhombic's fuel cell project initiates the construction of electrolyte, anode and cathode, engineering testing, carbon nanotubes and start up heating. A Summary of costs for the various aspects of the Rhombic fuel cell project is found on the following table.

PROJECT TO PHASE II        PHASE II COMPLETION         PHASE I         PHASE II           TOTAL
- -------------------        -------------------         -------         --------           -----
Anode and Cathode               7/31/01
  a. nanophase powder                                $102,195.00     $ 53,646.00     $  156,841.00
Diamond Electrolyte             7/31/01              $103,739.00     $ 89,491.00     $  193,230.00
Engineering
  Structural Testing            3/31/02              $305,968.00
  Nanotubes                    12/31/01              $227,941.00
  Heating                      12/31/01              $202,119.00
Graphics and Presentation       7/31/00              $ 30,125.00                     $   30,125.00
Total Cost                                           $972,087.00     $143,137.00     $1,115,224.00

4. COLORING GEMSTONES

The program is currently at the treatment phase. Cast off gemstones will be used to test the two different processes. Temperature, treatment time and other parameters will be varied in order to maximize the color change of the diamond. Once this initial program is completed, we will have the capability to test high quality gemstones. This will require cooperation with a diamond merchant to ensure a source of high quality gemstones for further coloring work. The exact steps required will have to be determined based upon the results from these initial tests.

INITIAL DEVELOPMENT ESTIMATES HAVE NOT BEEN DETERMINED.

5. ULTRA VIOLET (EXCIMER) LAMP.

The Company has established an 18-month budget of approximately $ 350,000 to develop a prototype with patent protection. The Company has created a business plan. A marketing study is required to determine how the product could be sold once created.

ITEM 7. FINANCIAL STATEMENTS

The following financial information is filed as part of this report:

  (1)  Financial Statements:

       Independent Auditors Report                                          F-2
       Balance Sheet December 31, 2000                                      F-3
       Statements of Operations years Ended December 1999 and 2000          F-4
       Statement of Stockholders' Equity Years Ended December 31, 1999
       and 2000                                                             F-5
       Statement of Cash Flows Years Ended December 31, 1999 and 2000       F-6
       Notes to Financial Statements                                        F-7

  (2)  Schedules

       Supplemental Disclosure of Cash Flow Information                     F-6
       Supplemental Schedule of Non-Cash Investing and
       Financing Activities                                                 F-6

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting and financial disclosures with its independent auditors during the reporting period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

       Names of Executive
     Officers and Directors    Age              Title
     ----------------------    ---              -----

     R.G. Krushnisky           40      Director since 1/1/95
     Roger Duffield            57      President 9/1/00, Director 3/1/01
     Albert Golusin            46      C.F.O. & Director since 2/5/99
     Stanley Porayko           65      Secretary & Director since 1/1/95

R.G. Krushnisky, Director of the Company. Mr. Krushnisky served as past President of Rockford Technology Corporation which owns the Diamond Film Forced Diffusion technology. He became the President and a director of Rockford again during early 2000. Since 1984, Mr. Krushnisky has been the owner and operator of International Laser Games, Ltd., a British Columbia, Canada, and coin-operated arcade machinery business. Mr. Krushnisky is a graduate of the United States International University at San Diego with a Bachelor Science degree in Business and International Commerce. He currently works part-time for Rhombic.

Roger Duffield, Chief Executive Officer and Director, has presided over development stage public companies with technologies under development for over eight years. His expertise has been in the petrochemical industries and is familiar with developing technologies for the energy sector. He currently is a director of Klinair Environmental Technologies, Ltd. which is a publicly traded company on the OTC Bulletin Board.

Albert Golusin, Chief Financial Officer and Director, is a Certified Public Accountant in Phoenix, Arizona. Since 1992, Mr. Golusin has been in private practice as an accounting consultant to public companies. He has also served as a controller for Glenayre Electronics, a NASDAQ company, from 1984 - 1991. From 1983 to 1984, Mr. Golusin worked for Kenneth Leventhal & Company. From 1979 to 1981, Mr. Golusin worked for the international accounting firm of Grant Thornton & Company. Mr. Golusin graduated from Brigham Young University in 1978. Mr. Golusin has worked full-time for Rhombic since the office moved to Phoenix, Arizona on September 1, 2000.

Stanley Porayko, Secretary and Director of the Company, is a self-employed rancher from Alberta, Canada. He was a founder of the huge jade deposit on Ogden Mountain, British Columbia, and a director of Yugold Mines. Mr. Porayko graduated from Ryerson Institute of Technology in 1957.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 1999 and 2000 of the chief executive officer at December 31, 2000 and all officers and directors, as a group.

                                              Annual Compensation               Long-Term Compensation
                                       -----------------------------------      ----------------------
                                                                                Securities
Name and Principal                                            Other Annual      Underlying     All
Positions at 12/31/00                  Salary       Bonus     Compensation       Options      Other
- ---------------------                  ------       -----     ------------       -------      -----
William L. Owen,               1999         0        0         $ 90,000(1)         (1)         None
President & Chairman           2000         0        0         $ 60,000(1)         (1)         None

All officers and directors,    1999         0        0         $108,500(1)(2)      (1)         None
 as a group (five persons)     2000   $40,000(2)     0         $ 60,450(1)(2)      (1)         None

(1) William Larry Owen, was compensated by Owen & Associates through an agreement with the Company to provide office and administrative support for $7,500 a month. He served as the President of the Company from inception until April 2000 in which he then became the Chairman until his retirement on July 26, 2000.

(2) Roger Duffield provides service as a consultant and received $ 62,500 in cash during the year and 50,000 shares of restricted stock during the year 2000. During the year 2001, the Company plans to create a stock option plan which will issue Mr. Duffield options to purchase 1,000,000 shares at $.50 for his services as the President and Chief Executive Officer.

(2) Albert Golusin, Chief Financial Officer and Director of the Company, provided his services on a part-time basis until September 1, 2000. Mr. Golusin received 50,000 shares of common stock at deemed values of $ $18,500 for part time services rendered in 1999. During the year 2000, he received $ 20,000 in cash for services and 25,000 shares at a deemed value of $ 30,563 for office expenses. He has an option to purchase 200,000 shares of the Company at $ 1.00.

(2) R.G. Krushnisky, Vice President and Director of the Company, provides his consulting services on a part-time basis. Mr. Krushnisky did not receive any compensation during 1999. During 2000, he received $ 20,000. During 2000 he exercised an option and purchased 100,000 shares for $ 100,000. He has an option to purchase an additional 100,000 shares of the Company at $1.00.

(2)Stanley Porayko, Secretary and Director of the Company, provides his consulting services on a part-time basis. He did not receive any shares during 1999 or 2000 for services. He received $450 for his participation in board meetings during the year 2000. He has an option to purchase 200,000 shares of the Company at $ 1.00.

Currently, the Company compensates its officers with common stock until a financing can be obtained. There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 2000

The Company currently has options outstanding from which it could obtain cash. In the event all of the outstanding options were exercised, the Company would receive $ 600,000 before December 31, 2001 and $ 975,000 before December 31, 2002. The Company has a total of 1,100,000 options outstanding at an average exercise price of $ 1.43 per share under its year 1999 and year 2000 option plans. The exercise prices range from $.50 to $4.50.

At December 31, 2000 officers and directors held a total of 400,000 options outstanding at an exercise price of $ 1.00 per share expiring on December 31, 2001.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company granted the following options during 2000:

                   Number of Shares   Options Granted    Exercise     Expiration
     Name         Underlying Options    During Year     Price($/sh)      Date
     ----         ------------------    -----------     -----------      ----
Albert Golusin         200,000            200,000          1.00        12/31/01
Robert Krushnisky      200,000            200,000          1.00        12/31/01
Gordon Krushnisky      200,000            200,000          1.00        12/31/01
Stanley Porayko        200,000            200,000          1.00        12/31/01

STOCK OPTION PLAN

The Board of Directors of the Company has approved its year 2000 Incentive Stock Option Plan ("Plan") that authorizes the Company to grant incentive stock options. The Plan relates to a total of 2,500,000 shares of common stock including all unexercised options from prior plans. All options which may be outstanding at any point in time must be exercised no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. Options granted under the plan are transferable by the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information, as of December 31, 2000, regarding the shareholdings of (1) Rhombic's current directors and executive officers, (2) those persons or entities who beneficially own more than 5% of its common stock and (3) all of the directors and executive officers as a group(giving effect to the exercise of the warrants held by each such person or entity). Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the share indicated:

                                       Number of shares        Percent of
                                        Common Stock          Common Stock
      Name                           Beneficially Owned    Beneficially Owned(1)
      ----                           ------------------    ---------------------
R.G. Krushnisky                          4,444,550               16.7%
Vice President, Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia
Canada V6Z 2M9

Roger Duffield                                   0                nil
P.O. Box 1963
Grand Cayman, BWI

Albert Golusin (1)                         275,000                1.1%
Chief Financial Officer, Director
10641 North 44 Street,
Phoenix, Arizona 85028

Stanley Porayko (1)                        214,000                0.8%
Director
P.O. Box 1765
Vegreville, Alberta
Canada T9C 1S8

Total shares owned by Directors and
 Officers of the Company (4 persons)     6,578,550               25.0%

Rockford Technology Corporation (2)      2,045,500               7.66%
4873 Delta Street
Delta, British Columbia, Canada

- ----------
(1) Based upon 26,686,100 outstanding shares of common stock, which includes the exercise of 400,000 outstanding options. Mssrs. Golusin and Porayko each hold options to purchase 200,000 shares at $ 1.00.
(2) Mr. Krushnisky is a director of Rhombic and is one of three directors of Rockford Technology Corporation but does not own controlling interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 15, 1999, William Owen, the Company's President, and Robert G. Krushnisky, the Company's Chairman, both citizens of Canada, each purchased 100,000 shares for $ 15,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

On March 16, 1999, Robert G. Krushnisky, the Company's Chairman, a citizen of Canada, purchased 400,000 shares for $ 80,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

During December 1999, all of the directors of Company exercised their 1999 stock options at $.25 per share. The Company issued 925,000 shares to the directors and received $ 231,250 in cash.

William Owen received $ 90,000 and $ 60,000 during 1999 and 2000, respectively through his wholly owned Canadian company named Owen & Associates. Owen & Associates provided an office, local telephone service, postage and compensated William Owen on behalf of Rhombic.

On August 18, 2000, Robert G. Krushnisky the Company's Vice President, a citizen of Canada, purchased 200,000 shares for $ 200,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

On September 1, 2000, the Company canceled 3,000,000 escrowed shares to William Owen, the President and 6,000,000 escrowed shares to Durham Technology, which is a A Niue Island (New Zealand overseas territory) corporation primarily engaged in marketing of new technologies. The Rhombic shares were held in escrow and couldn't be sold or hypothecated until Rhombic generated a net income of at least $.01 per share in any year.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

      2 The Agreement and Plan of Reorganization between Rhombic Corporation and Emerald Acquisition Corporation filed in an 8-K on January 21, 2000.

      3.1 Certificate of Incorporation of Emerald Acquisition Corporation filed on December 3, 1999 in the Form 10SB

      3.2   The corporate by-laws filed on December 3, 1999 in the Form 10SB

      10    Stock Option Plan filed in the 10-QSB on May 17, 2000.

      23    Consent of Auditor

  (b) REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 8-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                        RHOMBIC CORPORATION


                                        By: /s/ Roger Duffield
                                           -----------------------------------
                                           Roger Duffield
                                           Chief Executive Officer & President

Date: March 30, 2001

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           December 31, 2000 and 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


REPORT OF INDEPENDENT AUDITORS ..........................................   F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999 ............   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 ..............................................   F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2000 AND 1999 ..................................   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 ..............................................   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............................   F-7

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Stockholders and Board of Directors of Rhombic Corporation:

We have audited the accompanying consolidated balance sheets of Rhombic Corporation (a Development Stage Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhombic Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and has yet to commence significant revenue producing operations. Ultimate realization of material investments in intellectual properties is uncertain. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


                                         /s/ Marshall & Weber, CPA's, P.L.C

Scottsdale, Arizona
March 27, 2001

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                           DECEMBER 31, 2000 AND 1999

                                                                 2000              1999
                                                             -----------       -----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                       $    93,384       $   557,553
  Receivables                                                         --            18,896
  Prepaid expenses                                                 2,500           200,000
                                                             -----------       -----------
        Total Current Assets                                      95,884           776,449
                                                             -----------       -----------
OTHER ASSETS:
  Investments                                                    217,756           217,756
  Licensing Agreements and Intellectual property                 581,257         1,529,850
  Patents                                                         54,730            53,981
                                                             -----------       -----------

        Total assets                                         $   949,627       $ 2,578,036
                                                             ===========       ===========

                                  LIABILITIES

CURRENT
  Accounts Payable                                           $   116,555       $    42,400

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued
  Common stock, $.001 par value, 70,000,000 shares
   authorized, 26,286,100 and 24,741,100 issued and
   outstanding at December 31, 2000 and 1999                      26,286            24,741
  Additional paid-in capital                                   8,043,540         4,589,750
  (Deficit) accumulated during the development stage          (7,236,754)       (2,078,855)
                                                             -----------       -----------

        Total stockholders' equity                               833,072         2,535,636
                                                             -----------       -----------

        Total liabilities and stockholders' equity           $   949,627       $ 2,578,036
                                                             ===========       ===========

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                              CUMMULATIVE FROM
                                               FOR THE 12 MONTHS ENDED        NOVEMBER 21, 1994
                                           -------------------------------     (INCEPTION) TO
                                               2000               1999        DECEMBER 31, 2000
                                           ------------       ------------    -----------------
Royalty income                             $         --       $      3,138       $      5,729
Interest income                                   5,690                  9              6,874
                                           ------------       ------------       ------------
                                                  5,690              3,147             12,603
EXPENSES
  Research and development expense              494,082            189,174            673,363
  Write down on intellectual property         1,487,630                 --          1,487,630
  Legal and accounting                          259,397            113,971            577,263
  Consulting, related party                      60,000             90,000            367,000
  Consulting                                  1,891,556            551,726          2,839,455
  Other general and administrative              970,924             99,206          1,304,646
                                           ------------       ------------       ------------
        Total Expenses                        5,163,589          1,044,077          7,249,357

NET (LOSS)                                 $ (5,157,899)      $ (1,040,930)      $ (7,236,754)
                                           ============       ============       ============
NET LOSS PER SHARE:
  Basic                                    $      (0.20)      $      (0.05)
                                           ============       ============
  Diluted                                  $      (0.20)      $      (0.05)
                                           ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      25,749,799         20,774,607
                                           ============       ============
  Diluted                                    25,749,799         20,774,607
                                           ============       ============

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           (Deficit)
                                                                                          Accumulated
                                                      Common Stock          Additional       During
                                                 -----------------------      Paid-In      Development
                                                   Shares         Amount     Capital         Stage          Total
                                                   ------         ------     -------         -----          -----
Balance at December 31, 1998                     17,142,100      $17,142   $ 1,988,494    $ 1,037,925)   $   967,711

  Shares issued in a private placement            3,705,000        3,705       727,295             --        731,000
  Fair value of options granted                          --           --       436,980             --        436,980
  Exercise of stock options                       2,774,000        2,774       696,726             --        699,500
  Shares issued for services                        280,000          280       103,745             --        104,025
  Acquisition of intellectual property              840,000          840       636,510             --        637,350
  Net loss for the year ended
   December 31, 1999                                     --           --            --     (1,040,930)    (1,040,930)
                                                 ----------      -------   -----------    -----------    -----------
Balance at December 31, 1999                     24,741,100       24,741     4,589,750     (2,078,855)     2,535,636

  Acquisition of Excimer lamp technology            100,000          100       281,150             --        281,250
  Acquisition of LENR/DCM intellectual property     100,000          100       194,150        194,250
  Shares issued for services                             --           --     1,563,932             --      1,563,932
  Shares issued to acquire Emerald Investments      200,000          200          (200)             0
  Shares issued for services                        775,000          775     1,107,878             --      1,108,653
  Exercise of stock options                         370,000          370       306,880             --        307,250
  Net loss for the year ended
   December 31, 2000                                     --           --            --     (5,157,899)    (5,157,899)
                                                 ----------      -------   -----------    -----------    -----------
Balance at December 31, 2000                     26,286,100      $26,286   $ 8,043,540    $ 7,236,754)   $   833,072
                                                 ==========      =======   ===========    ===========    ===========

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A DEVLOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          CUMMULATIVE FROM
                                                             FOR THE 12 MONTHS ENDED      NOVEMBER 21, 1994
                                                         -----------------------------     (INCEPTION) TO
                                                             2000             1999        DECEMBER 31, 2000
                                                         ------------     ------------    -----------------
OPERATING ACTIVITIES
  Net (loss) income for the period                       $(5,157,899)      $(1,040,930)      $(7,317,955)
  Adjustments to reconcile net
   cash used by operations:
    Write down on intellectual property and patents        1,487,630                --         1,487,630
    Common stock issued for services                       1,108,653           104,025         1,708,984
    Fair value of options granted                          1,563,932           436,980         2,082,113
    (Increase)/decrease  in accounts receivable               18,896            39,715
    (Increase)/decrease  in prepaid expenses                 197,500          (200,000)           (2,500)
    Increase/(decrease) in accounts payable                   74,155            21,732           116,555
                                                         -----------       -----------       -----------
        Net Cash (Used) by Operating Activities             (707,133)         (638,478)       (1,925,173)
                                                         -----------       -----------       -----------
FINANCING ACTIVITIES
  Proceeds from private placements                                --           731,000         1,347,830
  Proceeds from exercise of stock options                    307,250           699,500         1,006,750
                                                         -----------       -----------       -----------
        Cash provided from financing activities              307,250         1,430,500         2,354,580
                                                         -----------       -----------       -----------

INVESTING ACTIVITIES
  Cost of patents                                            (64,286)          (31,373)          118,267
  Investment in Rockford Technologies                             --          (207,756)          207,756
  Investment in marketable securities                             --                --            10,000
                                                         -----------       -----------       -----------
        Cash used in investment activities                   (64,286)         (239,129)          336,023
                                                         -----------       -----------       -----------

Increase (decrease) in cash                                 (464,169)          552,893            93,384
Cash at beginning of period                                  557,553             4,660                --
                                                         -----------       -----------       -----------
Cash at end of period                                    $    93,384       $   557,553       $    93,384
                                                         ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Issuance of common stock for licensing
   agreements and intellectual property                  $   475,500       $   438,600       $ 2,005,350
                                                         ===========       ===========       ===========

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Pursuant to an Agreement and Plan of Reorganization dated January 18, 2000, Rhombic Corporation (the "Company") acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 200,000 shares of common stock of Rhombic ("the Acquisition"). As a result, Emerald became a wholly owned subsidiary of Rhombic and was later merged into the Company.

     The Acquisition was approved by the unanimous consent of the Board of Directors of Rhombic on January 18, 2000. The Acquisition was effective on January 20, 2000. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Rhombic elected to become the successor issuer to Emerald for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective January 20, 2000.

     The Company has acquired rights to certain intellectual properties and intends to further develop, determine commercial applications and market these intellectual properties. Since its inception, the Company had directed most of its efforts toward identifying and acquiring intellectual properties, primarily from universities in the United States or entities related to those universities. The Company's primary office is located in Phoenix, Arizona. The majority of the Company's assets, liabilities and expenses relate to operations in the United States.

     The Company owns 100% of the issued and outstanding shares of Nanophase Diamond Technologies, Inc. and Rockford Technology Associates, Inc. Theses entities had no significant operations nor any significant assets or liabilities at the time of acquisition other than specific intellectual property rights. These entities have been merged into the Company and are included in the financial statements. During 2000, the Company formed two new subsidiaries for the purpose of participating in joint ventures. These subsidiaries have had no activities to date.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had material operating losses and has had to rely on offerings of its common stock to obtain sufficient cash to meet its operating expenses. The Company has yet to generate substantive revenue. Also, there can be no assurances that the intellectual properties owned by the Company will be successfully developed to a marketable prototype level to be used as the basis for licensing agreements or marketing activity or that the book value of the investments in intellectual properties will be realized. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to determine commercial applications for intellectual properties that it owns or has licensed. However, there can be no assurances that the Company will be able to generate profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiaries after elimination of intercompany transactions

INTELLECTUAL PROPERTY

     Intellectual properties have been acquired through the issuance of shares of the Company's common stock and further developed for cash. These intellectual properties are valued at the estimated fair market value of the stock issued at the time of purchase. The value of the common stock is determined by the trading value of the shares at and near the date of the transaction less a 25% discount to that trading value due to restrictions on those securities. All stock issued in those transactions contains regulatory restrictions, and in some cases contractual restrictions, on transferability. Management periodically analyzes the values of the intellectual properties for impairment. During 2000, the Company evaluated its intellectual properties and determined, based on the limited resources of the Company, market for the end products and potential development times, that it would not pursue development of certain of the intellectual properties. The Company wrote off its investments in those intellectual properties in 2000. The purchase price of the remaining intellectual properties will be amortized over the estimated useful lives when revenue begins to be generated from those assets.

CASH AND EQUIVALENTS

     The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

STOCK-BASED COMPENSATION

     Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. The Company periodically issues options to consultants and members of the Board of Directors. The estimated value of these options is determined in accordance with SFAS No. 123 and expensed as the granted options vest to the grantees.

INCOME TAXES

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, ("SFAS 109"). Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash, investments in closely held entities and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The Company has not determined the fair value of certain of its investments due to the lack of marketability and liquidity of those investments and the common director with one such investee.

INVESTMENTS

     The Company accounts for its approximately 15% interest in Rockford Technologies, Inc. under the cost method. The Company also has a minority ownership in Peabody Coffee, Inc. which is recorded under the cost method. The investment in Peabody is recorded at its cost, which approximates the market value on the basis of trading values.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company is the U. S. dollar. Certain of the Company's assets, liabilities and expenses are denominated in Canadian dollars. Transactions denominated in Canadian dollars are translated to U.S. dollars using an average exchange rate applicable for the month in which the transactions occur. Assets and liabilities denominated in Canadian dollars are translated to U.S. dollars at the exchange rate existing at the balance sheet date. Foreign exchange transaction gains and losses have been immaterial.

NOTE 3 - INTELLECTUAL PROPERTY

     The Company has entered into numerous agreements having acquired certain rights to various complex intellectual properties which it intends to further develop, with the assistance of strategic partners, for commercial applications. Or, it may sell or license these rights and transfer the control of such to the buyer or licensee. The acquisitions of these intellectual properties have occurred since 1995. The intellectual properties include titles such as; Nuclear Battery, Radio Nuclide Battery, Inertial Electrostatic Confinement, Diamond Film Electromechanical Battery and Disperse Composite Material. There has yet to be proven profitable commercial applications for these intellectual properties. The Company works with U.S. universities and their professors to further develop these intellectual properties through funding of research projects. In most cases, the rights to the intellectual properties were acquired from the universities, or from the professors or inventors to the extent they had rights to the intellectual properties. The consideration given by the Company for the most part was shares of the Company's common stock. The value of the shares given was the basis for the recorded value of the purchases (Note 1).

     The Company periodically analyzes the investments in these intellectual properties for impairment. The stage in which these intellectual properties are in make estimation of value or determination of impairment a difficult task. The Company has only one such technology for which there is a commercial strategic partner. However, there have been no substantive revenues yet generated from that arrangement. The Company has determined that there is no evidence that the book values of these intellectual properties are impaired until it has been determined that there is no likely commercial application or one that will produce adequate cash flow to support those values. The Company believes that its current intellectual properties each require substantial development dedication of resources, in both financial and human resources. The Company has determined to pursue a limited number of these intellectual properties and not pursue a number of others for various reasons. Therefore, the Company has taken a write off of those intellectual properties that it does not intend to pursue. The Company is funding further research and is more actively marketing and seeking strategic partners for the remaining intellectual properties. However, any change in estimates of impairment may have a significant effect on the financial condition and results of operations of the Company.

NOTE 4 - LOSS PER SHARE

     The earning per share for the year ended December 31, 1999 have been restated to give effect to the cancellation of 9,000,000 contingent shares held in escrow. This change had the effect of increasing the loss per share from ($0.03) to ($0.05).

     Outstanding options to purchase common stock were not considered in the calculation for diluted earnings per share for the years ended December 31, 2000 and 1999 because the effect of their inclusion would be antidilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                                 2000                                     1999
                               -----------------------------------      -----------------------------------
                                                              Per                                      Per
                                   Loss         Shares       share         Loss          Shares       share
                                   ----         ------       -----         ----          ------       -----
     Net (Loss)                $(5,157,899)                             $(1,040,930)

     BASIC LOSS PER SHARE

     Loss available to
      common stockholders      $(5,157,899)   25,749,799    $(0.20)     $(1,040,930)   20,744,607    $(0.05)

     Effect of dilutive
       securities                      N/A                                      N/A

     DILUTED LOSS PER SHARE                                 $(0.20)                                  $(0.05)

     Options to purchase 1,100,000 and 250,000 shares of common stock were outstanding at December 31, 2000 and 1999, and were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Note 5 - INVESTMENTS

     The Company has invested in the common stock of two entities.

                                                                     Estimated fair value at
                             Description                    Cost        December 31, 2000
                             -----------                    ----        -----------------
     Available for       100,000 shares of
     sale securities     Peabody's Coffee, Inc.           $ 10,000          $ 10,000



     Other               2,900,000 shares of
                         Rockford Technologies, Inc.       207,756           207,756
                                                          --------          --------
     Totals                                               $217,756          $217,756
                                                          ========          ========

     The estimated fair value of Peabody's was estimated based on the quoted trading price of the security at December 31, 2000 and 1999, the value of the Peabody's stock approximated the cost.

     The Company acquired 2,900,000 shares of Rockford Technologies, Inc. ("Rockford") in the year ended December 31, 1999 for $207,756 as part of a legal settlement with Rockford. The 2,900,000 shares represent an approximate 15 % interest in Rockford. As part of that settlement, members of the Company's Board of Directors assumed half of the Board seats of Rockford. At December 31, 2000, one of the Company's directors was also one of three directors of Rockford. Rockford had no material operations during the two years ended December 31, 2000. The Company will periodically review the recorded value of its investment in Rockford for impairment. The Company believes there is no impairment at
December 31, 2000 of its investment in Rockford. Management believes that Rockford may generate revenues during the year 2002. Accounts receivable due from Rockford at December 31, 2000 and 1999 includes $0 and $11,862, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 1999, the Company paid fees to an entity owned by its President. The fees were paid for certain management and administrative functions performed by that entity on behalf of the Company. Fees paid to this entity were $90,000 for the year ended December 31, 1999 and $60,000 for the year ended December 31, 2000. The President retired during 2000 and the Company hired a full time consultant as the new President. The Company also pays consulting fees to other members of its Board of Directors and officers. Fees paid to these individuals as a group were $ $80,000 and $ 18,500 during the years ended December 31, 2000 and 1999, respectively.

NOTE 7 - STOCK OPTIONS

     The Company issues stock options periodically to consultants and members of the Board of Directors. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The options granted in the year ended December 31, 1999, were granted to other than employees, the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", does not apply. Accordingly, compensation cost has been recognized for the stock options granted to other than employees.

     Under the provisions of SFAS No. 123, the number of fully vested options granted of 1,300,000 and 3,144,000 options for the years ended December 31, 2000 and 1999, respectively, were used to determine compensation cost. The value of options charged to expense during the year ended December 31, 2000 and 1999 were $1,563,932 and $ $436,980.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:


                                          2000            1999
                                          ----            ----
     Dividend yield                      None             None
     Volatility                          1.61             1.60
     Risk free interest rate             5.75%            5.75%
     Expected asset life               2.04 years        1 year

     The Board of Directors authorized the granting of 1,300,000 and 3,144,000 options during the years ended December 31, 2000 and 1999. The price of the options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested.

     The summary of activity for the Company's stock options is presented below:

                                                                        Weighted                        Weighted
                                                                        Average                         Average
                                                                        Exercise                        Exercise
                                                           2000        Price 2000          1999        Price 1999
                                                           ----        ----------          ----        ----------
     Options outstanding at beginning of year             250,000          N/A                             N/A
     Granted                                            1,300,000        $0.42          3,144,000        $0.42
     Exercised                                           (200,000)       $0.26         (2,894,000)       $0.26
     Terminated/Expired                                  (250,000)       $2.30                 --          N/A
     Options outstanding at end of year                 1,100,000        $2.30            250,000        $2.30
     Options exercisable at end of year                 1,100,000        $2.30            250,000        $2.30
     Options available for grant at end of year                --                              --
     Price per share of options outstanding            $1.50 - $3.00                  $1.50 - $3.00
     Weighted average remaining contractual lives          2 years                     10 months
     Weighted Average fair value of options
      granted during the year                          $     1.27                     $      0.14

NOTE 8 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax liabilities existed at December 31, 2000 or 1999.

     Deferred tax assets totaling $3,039,000 were offset by an equal valuation allowance. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to all of the deferred tax asset. The Company has federal and state net operating loss carryforwards of $7,237,000 at December 31, 2000. The deferred federal loss carryforwards expire in 2010 through 2020 and state loss carryforwards expire 2000 through 2005.

     Income taxes for years ended December 31:

                                             2000               1999
                                         -----------        -----------
     Current Benefit                     $ 2,200,422        $   437,191
     Deferred Benefit (Provision)         (2,200,422)          (437,191)
                                         -----------        -----------
          Net income tax provision       $         0        $         0
                                         ===========        ===========

     The income tax benefits of $2,200,422 and $437,191 for December 31, 2000 and 1999 were offset by an equal increase in the valuation allowance. The total increase in the valuation allowance for the two years ended was $2,166,317 and $437,191, respectively. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                      2000                    1999
                                             ---------------------     -------------------
     Federal statutory rates                 $(1,753,685)    (34)%     $(353,196)    (34)%
     State income taxes                         (412,632)     (8)%       (83,274)     (8)%
     Valuation allowance for operating
      loss carryforwards                       2,166,317      42%        437,191      42%
                                             -----------     ---       ---------     ---
     Effective rate                          $         0       0%      $       0       0%
                                             ===========     ===       =========     ===

NOTE 9 - STOCKHOLDERS' EQUITY

     The Company issues common stock as compensation to consultants and to acquire intellectual properties. During the years ended December 31, 2000 and 1999 the Company issued 200,000 and 840,000 of its common stock, respectively, to acquire new intellectual properties. The value of those transactions was determined based upon the trading value of the Company's common stock at the time of the transactions.

     Prior to 1999, the Company entered into an agreement granting 9,000,000 shares to three of the Company's officers and directors and a consultant. The shares were placed in escrow and could not be released until the Company meets certain operating milestones and profitability. The shares are presented as issued and outstanding and are included in the loss per share calculation. During 2000, the Company cancelled the escrow agreement and the restricted shares held by the escrow agent were returned to the treasury of the Company and cancelled. No value or cost had been associated with those shares when issued. Expense was to be recognized at the time the shares become earned and released from escrow to the individuals and consultant. The loss per share calculations have been recomputed based on the cancellation. The Company has restated its 1999 stockholders' equity to reduce common stock outstanding and increase additional paid in capital by $9,000.

NOTE 10 - CREDIT RISK AND OTHER CONCENTRATIONS

     The Company has historically relied upon cash raised in private placements of the Company's common stock for working capital. At times, the Company maintains cash balances at banks that exceed insured limits. At December 31, 1999, bank balances exceeded those limits by $ 516,000. At December 31, 2000 the Company did not have funds on deposit that exceeded the insured limits.

NOTE 11 - LEGAL SETTLEMENTS

     In the year ended December 31, 1999, the Company entered into a settlement agreement with a plaintiff on claims filed against the Company. The Company was named as a defendant in a claim filed by Rockford Technologies, Inc. in 1998. The Company filed various counter claims. The matter was being heard in the Canadian courts. The parties reached a settlement in the year ended December 31,1999. The settlement called for numerous remedies, including the payment of CD$300,000 by Rhombic to Rockford. In return, the Company received 2,900,000 shares of Rockford and obtained 50% of the seats on the board of directors of Rockford. The Company incurred settlement costs, including legal fees, of $1,334 and $63,310 for the years ended December 31, 2000 and 1999 and an aggregate of $163,365. The Company expects no more costs associated with this matter.

NOTE 12 - PREPAID EXPENSES

     Prepaid expenses at December 31, 2000 were for legal fees. Prepaid expenses at December 31, 1999 includes advances of $150,000 paid for professional fees related to the merger transaction with Emerald Acquisition Corporation (Note 1). The remaining balance was for accounting and auditing fees.

NOTE 13 - COMMITMENTS

     The Company's acquisition agreements for intellectual properties generally contain requirements to pay royalties to the sellers when revenue is generated from those intellectual properties. At December 31, 2000 and 1999, the Company had no royalties payable.

     The Company periodically enters into agreements with third parties, primarily U.S. universities, to fund research projects related to its intellectual properties. At December 31, 2000 and 1999, there were no long-term commitments under such arrangements.

NOTE 14 - SUBSEQUENT EVENT

     On March 8, 2001, the Company signed a convertible debenture for $2.5 million. The debenture matures on April 22, 2002 and bears interest at 10%, payable quarterly. The holder shall fund the debenture in incremental amounts of $100,000 commencing on either May 5, 2001 or five days after the fulfillment of the conditions to the agreement with twenty four (24) equal installments every fifteen (15) days. An initial payment of $100,000 was made to the Company on February 20, 2001. Upon conversion into common stock, any accumulated but unpaid interest shall be extinguished. The conversion rate is set for each payment received based on 80% of the closing price of the common stock as quoted on the OTC Bulletin Board on the day notice of transmission of funds is confirmed by the holder. The holder is not obligated to transmit any payment if the closing price of the stock falls below $0.15 per share.


                                   * * * * * *