Form 10QSB
period 2001-03-31
RHOMBIC CORP
filed 2001-05-15
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

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

                                 (602) 953-7702
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                    Outstanding at May 14, 2001
            -----                                    ---------------------------
Common Stock, par value $0.001                                26,576,100

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                 March 31, 2001
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $    63,266
  Prepaid expenses                                                        3,500
                                                                    -----------
  Total Current Assets                                                   66,766
                                                                    -----------

OTHER ASSETS:
  Investments                                                           217,756
  Licensing Agreements and Intellectual property                        581,257
  Patents                                                                68,850
  Deferred offering costs                                                10,000
                                                                    -----------

Total assets                                                        $   944,629
                                                                    ===========

                                  LIABILITIES
CURRENT
  Accounts Payable                                                  $    95,812

OTHER
  Convertible Debenture                                                 100,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued common stock, $.001 par value, 50,000,000 shares
    authorized, 26,576,100 issued and outstanding                        26,576
  Additional paid-in capital                                          8,103,250
  (Deficit) accumulated during the development stage                 (7,381,009)
                                                                    -----------

Total stockholders' equity                                              748,817
                                                                    -----------

Total liabilities and stockholders' equity                          $   944,629
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 March 31, 2001
                                   (Unaudited)

                                                                                  Cummulative from
                                            For the 3 months ended March 31,      November 21, 1994
                                            --------------------------------      (Inception) to
                                                2001                 2000         March 31, 2001
                                            -----------         ------------       ------------
Royalty income                              $        --         $        --        $      5,729
Interest income                                      80               1,207               6,955
                                            -----------         -----------        ------------
                                                     80               1,207              12,684
EXPENSES
  Research and development expense                5,781             135,450             691,370
  Write down on intellectual property                --                  --           1,487,630
  Legal & accounting                             50,871             162,305             628,133
  Transfer Agent Expenses                           164               3,210              25,424
  Consulting, related party                          --              22,500             367,000
  Consulting                                        875             229,146           3,054,755
  Interest                                          252                  --                 252
  Other general & administrative                 86,392              53,540           1,139,129
                                            -----------         -----------        ------------
        Total Expenses                          144,335             606,151           7,393,693

NET (LOSS)                                  $  (144,255)        $  (604,944)       $ (7,381,009)
                                            ===========         ===========        ============

NET (LOSS) PER SHARE:
  Basic                                     $     (0.01)        $     (0.02)
                                            ===========         ===========
  Diluted                                   $     (0.01)        $     (0.02)
                                            ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      25,984,243          34,071,265
                                            ===========         ===========
  Diluted                                    25,984,243          34,071,265
                                            ===========         ===========

                 See Accompanying Notes to Financial Statements

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2001
                                   (Unaudited)

                                                                                                  (Deficit)
                                                                                                 Accumulated
                                                            Common Stock          Additional        During
                                                     --------------------------    Paid-In        Development
                                                       Shares         Amount       Capital          Stage             Total
                                                       ------         ------       -------          -----            -----
Balance at December 31, 1999                         24,741,100      $ 24,741     $4,589,750    $ (2,078,855)   $  2,535,636
  Acquisition of intellectual property                  100,000           100        281,150                         281,250
  Shares issued to acquire Emerald Investments          200,000             0              0               0               0
  Shares issued for services                             75,000            75        214,350               0         214,425
  Exercise of stock options                             170,000           170        107,080               0         107,250
  Net loss for the quarter ended March 31, 2000                                                     (604,944)       (604,944)
                                                     ----------      --------     ----------    ------------    ------------
Balance at March 31, 2000                            25,286,100        25,286      5,192,130      (2,683,799)      2,533,617
  Acquisition of intellectual property                  100,000           100        194,150               0         194,250
  Shares issued for services                            700,000           700      2,457,460               0       2,458,160
  Exercise of stock options                             200,000           200        199,800               0         200,000
  Net loss for the nine months ended Dec. 31, 2000                                                (4,552,955)     (4,552,955)
                                                     ----------      --------     ----------    ------------    ------------
Balance at December 31, 2000                         26,286,100        26,286      8,043,540      (7,236,754)        833,072
   Shares issued for services                           290,000           290         59,710               0          60,000
   Net loss for the quarter ended March 31, 2001                                                    (144,255)       (144,255)
                                                     ----------      --------     ----------    ------------    ------------
                                                     26,576,100      $ 26,576     $8,103,250    $ (7,381,009)   $    748,817
                                                     ==========      ========     ==========    ============    ============

                 See Accompanying Notes to Financial Statements

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 March 31, 2001
                                   (Unaudited)


                                                               For the three months ended       Cummulative from
                                                                        March 31,              November 21, 1994
                                                              ----------------------------      (Inception) to
                                                                 2001             2000           March 31, 2001
                                                              -----------      -----------        -----------
OPERATING ACTIVITIES
  Net (loss) income for the period                            $  (144,255)     $  (604,944)       $(7,381,009)
  Adjustments to reconcile net cash used by operations:
     Write down on intellectual property and patents                   --               --
                                                                                                    1,487,630
Common stock issued for services                                   60,000          214,425          1,624,245
  Fair value of options granted                                        --               --          2,082,113
  (Increase) decrease  in accounts receivable                      11,883               --
  (Increase) decrease  in prepaid expenses                         (1,000)         138,999             (3,500)
  (Increase) decrease in deferred offering costs                  (10,000)              --            (10,000)
   Increase (decrease) in accounts payable                        (20,743)           1,935             95,812
   Increase (decrease) in due to related parties                       --           11,107                 --
                                                              -----------      -----------        -----------
        Net Cash (Used) by Operating Activities                  (117,810)        (226,595)        (2,106,521)

FINANCING ACTIVITIES
  Proceeds from private placements                                     --               --          1,347,830
  Proceeds from convertible debenture                             100,000               --            100,000
  Proceeds from exercise of stock options                              --          107,250          1,006,750
                                                              -----------      -----------        -----------
        Cash provided from financing activities                   100,000          107,250          2,454,580
                                                              -----------      -----------        -----------
INVESTING ACTIVITIES
  Cost of patents                                                 (14,120)            (791)           (68,850)
  Investment in Rockford Technologies                                  --               --           (207,756)
  Investment in marketable securities                                  --               --            (10,000)
                                                              -----------      -----------        -----------
        Cash used in investment activities                        (14,120)            (791)          (286,606)
                                                              -----------      -----------        -----------
Increase in cash                                                  (30,118)        (120,136)            63,266
Cash at beginning of period                                        93,384          557,553                 --
                                                              -----------      -----------        -----------
Cash at end of period                                         $    63,266      $   437,417        $    63,266
                                                              ===========      ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Issuance of common stock for licensing agreements
 and intellectual property                                    $        --          281,250        $ 2,005,350

Interest expense                                              $       252               --        $       252

                 See Accompanying Notes to Financial Statements

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-KSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

CONVERTIBLE DEBENTURE

     On March 8, 2001, Rhombic signed a convertible debenture for $2.5 million. The debenture matures on April 22, 2002 and bears interest at 10% interest. The Holder shall fund the debenture in incremental amounts of $100,000 commencing on either May 5, 2001 or five days after the fulfillment of the conditions to the agreement with twenty-four equal installments every fifteen days. The first payment shall be for $200,000 of which $100,000 was previously received on February 20, 2001 and $100,000 received on May 14, 2001. Upon conversion into common stock, all accumulated but unpaid interest shall be extinguished. The debenture may be converted by the Holder at any time from the execution of the debenture to the maturity date at a conversion rate of one share of common stock per an amount to 80% of the closing price of the common stock, as quoted on the OTC Bulletin Board on the day the transmission of funds to the company is confirmed by the Holder. The Holder may not transmit an incremental payment if the closing stock price falls below $.15 per share.

STOCKHOLDERS' EQUITY

     During the first quarter of 2001 the Company issued 90,000 restricted common shares to two directors for services rendered at a deemed value of $ 20,000 and 200,000 restricted common shares for legal services at a deemed value of $ 40,000.

     The deemed value of the all shares issued was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

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

     The Company has not generated revenue from operations during the first three months of 2001 or since its inception. During the first quarter of 2001, the board of directors of the Company approved the establishment of a stock option plan for the year 2001. The board intends to authorize 3 million shares for the plan and to initially issue its President, Roger Duffield 1,000,000 options at an average price of $.50 per share. The board also agreed to compensate all non-working directors $ 2,000 a month in the currency of their domicile beginning in April 2001. The Company may pay the fee in cash or restricted common shares. The monthly fee will pay for the incidental expenses and efforts the directors may incur for the benefit of the Company.

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

     At December 31, 2000 the Company had $ 93,384 in cash and $ 85,985 in current payables. At April 25, 2001 the Company had approximately $ 27,000 in cash and approximately $ 96,000 in current payables. The Company anticipates having positive working capital during the second quarter of 2001 upon receiving incremental funding from its convertible debenture.

     On March 8, 2001, Rhombic signed a convertible debenture for $2.5 million. The debenture matures on April 22, 2002 and bears interest at 10% interest. The Holder shall fund the debenture in incremental amounts of $100,000 commencing on either May 5, 2001 or five days after the fulfillment of the conditions to the agreement with twenty-four equal installments every fifteen days. The first payment shall be for $200,000 of which $100,000 was previously received on February 20, 2001. The Company is required to pay interest quarterly until all or part of the debenture is converted into common shares. The Company made its interest payment for the first quarter of 2001 during April 2001.

     During the first quarter of 2001, the Company paid $ 10,000 which represented one-half of the legal costs for the preparation of a registered prospectus for the convertible debenture. The Company also incurred approximately $ 44,000 of legal expenses pertaining to patent searches and applications.

     Consulting expenses were $ 875 during the first quarter of 2001 compared to $ 229,146 during the first quarter of 2000. The difference was mainly due to the deemed value of 75,000 shares issued for consulting services during 2000 which totaled $ 214,425.

     General and administrative expenses were $ 86,392 during the first quarter of 2001 compared to $ 76,040 incurred during the first quarter of 2000 for compensation and overhead costs.

     During the calendar year 2001, funding for projects with identified budgets are estimated at $1,500,000 and general and administrative expenses of approximately $ 450,000 are planned to be paid for with the $ 2.5 million debenture. The projects and their budgets that Rhombic plans to pursue are the same as those described in the annual 10K-SB filing of December 31, 2000.

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

ITEM 2. CHANGES IN SECURITIES

     The following information is given with respect to all unregistered securities sold or issued by Rhombic in the period covered by this report:

     (1) On January 11, 2001 and February 22, 2001, the Company issued to two directors a total of 90,000 restricted shares of its common stock at a deemed value of $20,000 for accounting and management services. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

     (2) On January 11, 2001, the Company issued 200,000 restricted shares of its common stock to its patent legal counsel in consideration for services pertaining to patent applications. The deemed value of the shares issued was $40,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RHOMBIC CORPORATION


Dated May 14, 2001                      By: /s/ Albert Golusin
                                            ------------------------------
                                            Albert Golusin,
                                            Chief Financial Officer