Form 10QSB
period 2001-06-30
RHOMBIC CORP
filed 2001-08-13
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                           11811 N. Tatum Blvd. # 3031
                             Phoenix, Arizona 85028
               (Address of principal executive offices (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding at June 30, 2001
              -----                         ----------------------------
   Common Stock, par value $0.001                     28,142,242

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    31,614
  Receivables                                                               291
  Prepaid Expenses                                                        1,000
                                                                    -----------
        Total Current Assets                                             32,905
                                                                    -----------
OTHER ASSETS
  Investments                                                           217,756
  Licensing Agreements and Technologies                                 581,257
  Patents                                                               102,095
                                                                    -----------

Total assets                                                        $   934,013
                                                                    ===========

                                  LIABILITIES

CURRENT
  Accounts Payable                                                  $    34,731
                                                                    -----------
                                                                         34,731
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value, 1,000,000 Shares
   Authorized, None Issued
  Common Stock, $.001 Par Value, 70,000,000 Shares
   Authorized, 28,142,242 Issued and Outstanding                         28,142
  Additional Paid-in Capital                                          8,372,853
  (Deficit) Accumulated During the Development Stage                 (7,501,713)
                                                                    -----------
        Total Stockholders' Equity                                      899,282
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $   934,013
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cummulative From
                                                                                                     November 21, 1994
                                         For the 6 Months Ended         For the 3 Months Ended        (Inception) to
                                      June 30,2001   June 30,2000   June 30,2001      June 30,2000     June 30,2001
                                      ------------   ------------   ------------      ------------     ------------
Royalty income                         $        --    $        --    $        --       $        --     $     5,729
Interest income                                 80          2,502             --             1,295           6,955
                                       -----------    -----------    -----------       -----------     -----------
                                                80          2,502             --             1,295          12,684
EXPENSES
  Research and Development Expense           5,781        322,658             --           187,208         691,370
  Write Down of Intellectual Property           --             --             --         1,487,630
  Legal & accounting                        70,428        168,653         19,557             6,348         647,690
  Transfer Agent Expenses                      429          4,460            265             1,250          25,689
  Consulting, Related Party                     --         45,000             --            22,500         367,000
  Consulting                                   875         52,295             --            37,574       3,054,755
  Interest Expense                           2,917             --          2,665                --           2,917
  Other General & Administrative           184,609        869,840         98,217           601,875       1,237,346
                                                                                       -----------     -----------
        Total Expenses                     265,039      1,462,906        120,704           856,755       7,514,397

NET (LOSS)                             $  (264,959)   $(1,460,404)   $  (120,704)      $  (855,460)    $(7,501,713)
                                       ===========    ===========    ===========       ===========     ===========
NET LOSS PER SHARE:
  Basic                                $     (0.01)   $     (0.04)   $     (0.00)      $     (0.02)
                                       ===========    ===========    ===========       ===========
  Diluted                              $     (0.01)   $     (0.04)   $     (0.00)      $     (0.02)
                                       ===========    ===========    ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                 26,310,824     34,349,562     26,310,824        34,349,562
                                       ===========    ===========    ===========       ===========
  Diluted                               26,310,824     34,349,562     26,310,824        34,349,562
                                       ===========    ===========    ===========       ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 (Deficit)
                                                                                                Accumulated
                                                             Common Stock         Additional      During
                                                      -----------------------      Paid-In      Development
                                                        Shares       Amount        Capital         Stage          Total
                                                        ------       ------        -------         -----          -----
Balance at December 31, 1999                          24,741,100    $  24,741    $ 4,589,750    $(2,078,855)   $2,535,636
  Acquisition of Intellectual Property                   100,000          100        281,150                      281,250
  Shares Issued to Acquire Emerald Investments           200,000          200           (200)
  Shares Issued for Services                              75,000           75        214,350                      214,425
  Exercise of Stock Options                              170,000          170        107,080                      107,250
  Net Loss for the Quarter Ended March 31, 2000                                                    (604,944)     (604,944)
                                                     -----------    ---------    -----------    -----------    ----------

Balance at March 31, 2000                             25,286,100       25,286      5,192,130     (2,683,799)    2,533,617
  Acquisition of Intellectual Property                   100,000          100        194,150                      194,250
  Shares Issued for Services                             350,000          300        661,066                      661,416
  Net Loss for the Quarter Ended June 3, 2000                                                      (855,460)     (855,460)
                                                     -----------    ---------    -----------    -----------    ----------
Balance At June 30, 2000                              25,736,100    $  25,736    $ 6,047,346    $(3,539,259)   $2,533,823
                                                     ===========    =========    ===========    ===========    ==========

Balance At December 31, 2000                          26,286,100    $  26,286    $ 8,043,540    $(7,236,754)   $  833,072
  Shares Issued for Services                             290,000          290         59,710                       60,000
  Net Loss for the Quarter Ended March 31, 2001                                                    (144,255)     (144,255)
                                                     -----------    ---------    -----------    -----------    ----------
Balance At March 31, 2001                             26,576,100       26,576      8,103,250     (7,381,009)      748,817
  Shares Issued for Services                             400,000          400         91,600                       92,000
  Shares Issued for Debenture Conversion               1,166,142        1,166        198,834                      200,000
  Costs of Offering                                                                  (20,831)                     (20,831)
  Net Loss for the Quarter Ended June 30, 2001                                                     (120,704)     (120,704)
                                                     -----------    ---------    -----------    -----------    ----------

Balance at June 30, 2001                              28,142,242    $  28,142    $ 8,372,853    $(7,501,713)   $  899,282
                                                     ===========    =========    ===========    ===========    ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                       For the Six Months          For the Three Months     Cumulative From
                                                          Ended June 30,              Ended June 30,       November 21, 1994
                                                    ------------------------    --------------------------  (Inception) to
                                                       2001          2000           2001           2000      June 30, 2001
                                                       ----          ----           ----           ----      -------------
OPERATING ACTIVITIES
  Net (Loss) Income for the Period                  $(264,959)   $(1,460,404)   $  (120,704)   $  (855,460)   $(7,501,713)
  Adjustments to Reconcile Net Cash Used by
   Operations:
    Write Down of Intellectual Property                    --             --             --      1,487,630
    Common Stock Issued for Services                  152,000        875,841         92,000        661,416      1,716,245
    Fair Value of Options Granted                          --             --      2,082,113
    (Increase) Decrease in Accounts Receivable           (291)        15,103           (291)         3,219           (291)
    (Increase) Decrease in Prepaid Expenses             1,500         78,107          2,500        (60,892)        (1,000)
    Increase (Decrease) in Accounts Payable           (81,824)          (563)       (61,081)        (2,498)        34,731
    Increase (Decrease)  in Due to Related Parties         --         18,619             --          7,513             --

          Net Cash (Used) by Operating Activities    (193,574)      (473,297)       (87,576)      (246,702)    (2,182,285)

Financing Activities
  Proceeds From Private Placements                         --             --             --      1,347,830
  Proceeds From Convertible Debenture                 200,000             --        100,000             --        200,000
  Offering Costs                                      (20,831)       (10,831)       (20,831)
  Proceeds From Exercise of Stock Options             107,250             --             --      1,006,750
                                                    ---------    -----------    -----------    -----------    -----------
          Cash Provided From Financing Activities     179,169        107,250         89,169             --      2,533,749
                                                    ---------    -----------    -----------    -----------    -----------
Investing Activities
   Cost of Patents                                    (47,365)        (8,316)       (33,245)        (7,525)      (102,094)
   Investment in Rockford Technologies                     --             --             --             --       (207,756)
   Investment in Marketable Securities                     --             --             --             --        (10,000)
                                                    ---------    -----------    -----------    -----------    -----------
          Cash Used in Investment Activities          (47,365)        (8,316)       (33,245)        (7,525)      (319,850)
                                                    ---------    -----------    -----------    -----------    -----------

Increase in Cash                                      (61,770)      (374,363)       (31,652)      (254,227)        31,614
Cash At Beginning of Period                            93,384        557,553         63,266        437,417             --
                                                    ---------    -----------    -----------    -----------    -----------
Cash at end of Period                               $  31,614    $   183,190    $    31,614    $   183,190    $    31,614
                                                    =========    ===========    ===========    ===========    ===========

Interest Expense                                    $   2,917    $        --    $     2,665    $        --    $     2,917

Supplemental Disclosure of Noncash Investing
and Financing Activities
  Issuance of Common Stock for Licensing
   Agreements and Technologies                      $      --    $   475,500    $        --    $   194,250    $ 2,005,530
                                                    ---------    -----------    -----------    -----------    -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000


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

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

CONVERTIBLE DEBENTURE

     On March 8, 2001, Rhombic signed a convertible debenture for $2.5 million. The Holder funded $200,000 on the debenture and converted the advances into 1,166,142 shares of the Company under the terms of the debenture. On July 20, 2001, the Company withdrew its registration statement for the shares issued and to be issued under the debenture because it was no longer applicable to the Company. A new registration statement will be filed in the near future that will better serve the Company's needs.

STOCKHOLDERS' EQUITY

     During the second quarter of 2001, the Company issued 400,000 restricted common shares as payment in full for legal services regarding its patents. The transaction had a deemed value of $ 92,000. It also issued 1,166,142 shares under the terms of its debenture for $200,000 of cash advances.

     The deemed value of the all shares issued was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section, that are not historical or current facts, deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

     The Company has not generated revenue from operations during the first six months of 2001 or since its inception. During the second quarter of 2001, the Company began the quarter with $63,266 in cash and received $100,000 under the terms of its debenture. At July 20, 2001, the Company had a working capital deficit. The Company had approximately $1,500 in cash and trade payables of approximately $5,000 at that date.

     During the second quarter, the Company had cash disbursements of approximately $50,000 in officer consulting fees, $22,000 in general counsel and legal fees to submit its registration statement, $16,500 in travel expenses, $12,000 in director fees, $10,500 for investor relation expenses, $5,500 for office expenses, $3,000 for auditing costs, $2,665 in interest expense on the debenture and approximately $8,000 on other general and administrative costs.

     During the second quarter of the year 2000, a total of $856,755 was spent primarily for research and general and administrative costs. A total of $661,416 of that amount was paid in stock at the current trading price at the time of issuance. The periods are not comparable because during 2000 the Company was active in trying to develop its Magnesite software program and pursue the Silcon Carbide purification by building small reactors capable of impurity removal which were donated to the University of Missouri. During the second quarter of 2001, the Company had not performed any research and was evaluating its patents pertaining to diamond doping and disperse composite material for application.

     During the first two weeks of July 2001, the Company had approximate cash disbursements of $15,000 in officer consulting fees, $5,500 in travel and office expenses and $7,500 in general counsel and auditor costs.

     During the second quarter of 2001 extensive travel was incurred to meet with the inventors of the Company's patents for Disperse Composite Material in Russia. The meetings were favorable. Other meetings resulted in the Company pursing an exclusive licensing arrangement to obtain diamond powder suitable for future development work.

     In early July 2001, the Company terminated its investor relation representative and hired a scientific consultant to evaluate all of the patents and patent applications of the Company for relevance to potential commercial applications. After receiving an evaluation of the commercial viability of applications for its patents, the Company will establish budgets for development programs.

     The  Company  is  currently   seeking  to  raise  capital  under  financing
arrangements with better terms than the debenture that has been cancelled as a result of withdrawing the registration statement.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

     The following information is given with respect to all unregistered securities sold or issued by Rhombic in the period covered by this report:

     (1) On May 22, 2001 1,166,142 restricted shares were issued under the terms of the debenture for $200,000. These shares were issued by the Company pursuant to the request by the Holder for conversion under the terms of the debenture.

     (2) On June 8, 2001, the Company issued 400,000 restricted shares of its common stock to its patent legal counsel as payment in full for services pertaining to patent applications. The deemed value of the shares issued was $92,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933.

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


                                      RHOMBIC CORPORATION


                                      By: /s/ Albert Golusin
                                         ---------------------------
August 13, 2001                          Chief Financial Officer
Date