Form 10QSB
period 2001-09-30
RHOMBIC CORP
filed 2001-11-14
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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


               11811 N. Tatum Blvd. #3031, Phoenix, Arizona 85028
               (Address of principal executive offices (zip code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2001
            -----                                   ----------------------------
Common Stock, par value $0.001                               28,392,242

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $     1,593
  Prepaid Expenses                                                          600
                                                                    -----------
        Total Current Assets                                              2,193
                                                                    -----------
OTHER ASSETS:
  Investments                                                            41,995
  Licensing Agreements and Technologies                                 581,257
  Patents                                                               102,095
                                                                    -----------

        Total Assets                                                $   727,540
                                                                    ===========

                                  LIABILITIES

CURRENT
  Accounts Payable                                                  $    52,646
                                                                    -----------
                                                                         52,646
STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value, 1,000,000 Shares Authorized,
   None Issued
  Common Stock, $.001 Par Value, 70,000,000 Shares Authorized,
   28,392,242 Issued and Outstanding                                     28,392
  Additional Paid-in Capital                                          8,402,969
  (Deficit) Accumulated During the Development Stage                 (7,756,467)
                                                                    -----------

        Total Stockholders' Equity                                      674,894
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $   727,540
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For the 9 Months Ended              For the 3 Months Ended       Cummulative From
                                         -------------------------------     -------------------------------   November 21, 1994
                                         Sept 30, 2001     Sept 30, 2000     Sept 30, 2001     Sept 30, 2000    to Sept 30,2001
                                         -------------     -------------     -------------     -------------    ---------------
ROyalty Income                            $        --       $        --       $        --       $        --       $     5,729
Interest Income                                    80             4,832                --             2,330             6,955
                                          -----------       -----------       -----------       -----------       -----------
                                                   80             4,832                --             2,330            12,684
EXPENSES
  Research and Development Expense             12,246           388,854             6,465            66,196           697,835
  Write Down of Intellectual Property              --                --                --                --         1,487,630
  Legal & Accounting                          116,521           234,319            46,093            65,566           693,783
  Transfer Agent Expenses                         948             4,460               519                --            26,208
  Consulting, Related Party                        --            60,000                --            15,000           367,000
  Consulting                                   37,375           328,453            36,500           276,158         3,091,255
  Interest Expense                              2,917                --                --                --             2,917
  Other General & Administrative              257,170           874,627            72,561             4,787         1,309,907
                                          -----------       -----------       -----------       -----------       -----------
        Total Expenses                        427,177         1,890,713           162,138           427,707         7,676,535
                                          -----------       -----------       -----------       -----------       -----------

Loss before other expenses                    427,097         1,885,881           162,138           425,377         7,663,851

OTHER EXPENSES
  Loss on Sale of Marketable Securities        92,616                --            92,616                --            92,616
                                          -----------       -----------       -----------       -----------       -----------
NET (LOSS)                                $  (519,713)      $(1,885,881)      $  (254,754)      $  (425,377)      $(7,756,467)
                                          ===========       ===========       ===========       ===========       ===========
NET LOSS PER SHARE:
  Basic                                   $     (0.02)      $     (0.06)      $     (0.00)      $     (0.01)
                                          ===========       ===========       ===========       ===========
  Diluted                                 $     (0.02)      $     (0.06)      $     (0.00)      $     (0.01)
                                          ===========       ===========       ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                    26,772,481        34,484,813        26,772,481        34,484,813
                                          ===========       ===========       ===========       ===========
  Diluted                                  26,772,481        34,384,813        26,772,481        34,484,813
                                          ===========       ===========       ===========       ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 (Deficit)
                                                                                                Accumulated
                                                           Common Stock          Additional       During
                                                      ----------------------      Paid-in       Development
                                                        Shares       Amount       Capital          Stage         Total
                                                        ------       ------       -------          -----         -----
Balance at December 31, 1999                          24,741,100   $  24,741    $ 4,589,750    $(2,078,855)    $2,535,636
  Acquisition of Intellectual Property                   100,000         100        281,150                       281,250
  Shares Issued to Acquire Emerald Investments           200,000         200           (200)
  Shares Issued for Services                              75,000          75        214,350                       214,425
  Exercise of Stock Options                              170,000         170        107,080                       107,250
  Net Loss for the Quarter Ended March 31, 2000                                                   (604,944)      (604,944)
                                                     -----------   ---------    -----------    -----------     ----------

Balance At March 31, 2000                             25,286,100      25,286      5,192,130     (2,683,799)     2,533,617
  Acquisition of Intellectual Property                   100,000         100        194,150                       194,250
  Shares Issued for Services                             350,000         300        661,066                       661,416
  Net Loss for the Quarter Ended June 30, 2000                                                    (855,460)      (855,460)
                                                     -----------   ---------    -----------    -----------     ----------

Balance At June 30, 2000                              25,736,100      25,736      6,047,346     (3,539,259)     2,533,823
  Adjustment for Shares Issued for Services                                         (40,188)                      (40,188)
  Shares Issued for Services                             350,000         350        272,650                       273,000
  Exercise of Stock Options                              200,000         200        199,800                       200,000
  Net Loss for the Quarter Ended Sepember 30, 2000                                                (425,377)      (425,377)
                                                     -----------   ---------    -----------    -----------     ----------

Balance At September 30, 2000                         26,286,100   $  26,286    $ 6,479,608    $(3,964,636)    $2,541,258
                                                     ===========   =========    ===========    ===========     ==========

Balance at December 31, 2000                          26,286,100   $  26,286    $ 8,043,540    $(7,236,754)    $  833,072
  Shares issued for services                             290,000         290         59,710                        60,000
  Net loss for the quarter ended March 31, 2001                                                   (144,255)      (144,255)
                                                     -----------   ---------    -----------    -----------     ----------

Balance at March 31, 2001                             26,576,100      26,576      8,103,250     (7,381,009)       748,817
  Shares issued for services                             400,000         400         91,600                        92,000
  Shares issued for debenture conversion               1,166,142       1,166        198,834                       200,000
  Costs of offering                                                                 (20,831)                      (20,831)
  Net loss for the quarter ended June 30, 2001                                                    (120,704)      (120,704)
                                                     -----------   ---------    -----------    -----------     ----------

Balance at June 30, 2001                              28,142,242      28,142      8,372,853     (7,501,713)       899,282
  Shares issued for services                             250,000         250         31,250                        31,500
  Costs of offering                                                                  (1,134)                       (1,134)
  Net loss for the quarter Sept. 30, 2001                                                         (254,754)      (254,754)
                                                     -----------   ---------    -----------    -----------     ----------

 Balance at September 30, 2001                        28,392,242   $  28,392    $ 8,402,969    $(7,756,467)    $  674,894
                                                     ===========   =========    ===========    ===========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                            For the Nine Months         For the Three Months     Cumulative From
                                                               Ended Sept 30,              Ended Sept 30,       November 21, 1994
                                                            -------------------         --------------------     (Inception) to
                                                            2001           2000         2001            2000      Sept 30, 2001
                                                            ----           ----         ----            ----      -------------
OPERATING ACTIVITIES
  Net (Loss) Income for the Period                        $(519,713)   $(1,885,781)  $  (254,754)  $  (425,377)    $(7,756,467)
  Adjustments to Reconcile Net Cash Used by Operations:
    Write Down of Intellectual Property                          --             --            --            --       1,487,630
    Marketable Securities Exchanged for Services             35,820             --        35,820            --          35,820
    Marketable Securities Exchanged for Payables             27,818             --        27,818            --          27,818
    Loss On Sale of Marketable Securities                    92,617             --        92,617            --          92,617
    Common Stock Issued for Services                        183,500      1,108,653        31,500       232,812       1,892,484
    Fair Value of Options Granted                                --             --            --            --       2,082,113
    (Increase) Decrease in Accounts Receivable                   --         15,103           291            --              --
    (Increase) Decrease in Prepaid Expenses                   1,900        116,855           400        38,748            (600)
    Increase (Decrease) in Accounts Payable                 (63,909)        72,826        17,915        73,390          52,646
    Increase (Decrease) in Due to Related Parties                --          3,793            --       (14,826)             --
                                                          ---------    -----------   -----------   -----------     -----------
        Net Cash (Used) by Operating Activities            (241,967)      (568,551)      (48,393)      (95,253)     (2,085,939)
                                                          ---------    -----------   -----------   -----------     -----------
FINANCING ACTIVITIES
  Proceeds From Private Placements                               --             --            --            --       1,266,629
  Proceeds From Convertible Debenture                       200,000             --            --            --         200,000
  Offering Costs                                            (21,965)            --        (1,134)           --         (21,965)
  Proceeds From Exercise of Stock Options                        --        307,250            --       200,000       1,006,750
  Proceeds From Sale of Marketable Securities                19,506             --        19,506            --          19,506
                                                          ---------    -----------   -----------   -----------     -----------
        Cash Provided From Financing Activities             197,541        307,250        18,372       200,000       2,470,920
                                                          ---------    -----------   -----------   -----------     -----------
INVESTING ACTIVITIES
   Cost of Patents                                          (47,365)       (52,257)           --       (43,941)       (165,632)
   Investment in Marketable Securities                           --             --            --            --        (217,756)
                                                          ---------    -----------   -----------   -----------     -----------
        Cash Used in Investment Activities                  (47,365)       (52,257)           --       (43,941)       (383,388)
                                                          ---------    -----------   -----------   -----------     -----------

Increase in Cash                                            (91,791)      (313,558)      (30,021)      (60,806)          1,593
Cash at Beginning of Period                                  93,384        557,553        31,614       183,189              --
                                                          ---------    -----------   -----------   -----------     -----------
Cash at End of Period                                     $   1,593    $   243,995   $     1,593   $   243,995     $     1,593
                                                          =========    ===========   ===========   ===========     ===========

Interest Expense                                          $   2,917    $        --   $        --   $        --     $     2,917

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of Common Stock for Licensing Agreements
 and Technologies                                         $      --    $   475,500   $        --   $        --     $ 2,005,530

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               for the Quarters Ended Ended June 30, 2001 and 2000


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

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

CONVERTIBLE DEBENTURE

     On March 8, 2001, Rhombic signed a convertible debenture for $2.5 million. The Holder funded $200,000 on the debenture and converted the advances into 1,166,142 shares of the Company under the terms of the debenture. On July 20, 2001, the Company withdrew its registration statement for the shares issued and to be issued under the debenture because it was no longer applicable to the Company. A new registration statement was filed on October 2, 2001 which will register all shares that were sold under the debenture.

STOCKHOLDERS' EQUITY

     During the third quarter of 2001, the Company issued 250,000 restricted common shares as payment in full for consulting services regarding financing for the company. The transaction had a deemed value of $ 31,500.

     The deemed value of the all shares issued was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

SUBSEQUENT EVENTS

     On November 5, 2001, the Company entered into a non-binding letter of intent with Famco Holding Company, LLC to reach a definitive agreement wherein Rhombic would acquire all the outstanding shares of six corporations for approximately 630,000,000 common shares of Rhombic, restricted pursuant to Rule 144, and resulting in a change of control. It is anticipated that the operating corporations will be acquired individually over a four to six month period after due diligence and audited financial statements are completed. The unaudited revenues from two of the operating companies last year approximated $12 million with income before taxes of $4.4 million. Other companies are in a research and development phase and will be sold to Rhombic upon completion of the development phase and a readiness to commence sales. Upon the satisfactory completion of due diligence, the directors of Rhombic will recommend the acquisitions to the shareholders with the specific terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

The Company has not generated revenue from operations during the first nine months of 2001 or since its inception. During the third quarter of 2001, the Company began the quarter with $31,614 in cash. At November 1, 2001, the Company had a working capital deficit. The Company had approximately $29,000 in cash and trade payables of approximately $42,500 at that date.

During the third quarter of this year, the company sold 600,000 shares of its holdings in Rockford Technology Corporation for $19,506 in cash and exchanged 900,000 shares of Rockford for services and the payment of existing payables. The Company disbursed approximately $10,000 in cash for auditor reviews and legal fees regarding the registration statement, quarterly filing and business consulting, $5,000 to a scientific consultant for an opinion on current patents and patents pending as well as $ 35,000 for salaries, travel and overhead expenses.

Subsequent to September 30, 2001, the Company received approximately $36,700 in cash from the sale of most of its marketable securities from which it dispersed $ 20,646 for payables existing at September 30, 2001. The Company also satisfied payables at September 30, 2001 of $ 22,000 by issuing common shares to the previous President.

In early July 2001, the Company terminated its investor relation representative and hired a scientific consultant to evaluate all of the patents and patent applications of the Company for relevance to potential commercial applications. The consultant first stated that all patents and provisional patents involving Field Enhanced Diffusion by Optical Activation (FEDOA) which covered diamond based fuel cells, diamond doping and the removal of impurities, listed inventors that are or were faculty members of the University of Missouri at Columbia. The University Administration asserts that all inventions created at the University by its faculty members are its intellectual property and not Rhombic's. The following opinions on Rhombic's provisional patents invented by faculty members at the University of Missouri are summarized as follows:

     1. Provisional patents for the System and Method for Diamond Based Fuel Cells give substantial evidence that the described process using FEDOA is too slow to be economically feasible.

     2. Provisional patent applications covering the doping of natural and chemically vacuum deposited (CVD) diamond using FEDOA is too slow of a process to be economically feasible. Additional research into electrical applications of these provisional patents could be used with other doping processes to explore potential commercial applications.

     3. Provisional patent applications for a System and Method for Removal of Imputities from materials such as semiconductors using FEDOA would require significantly more research to determine commercial value. Although the process appears to offer an increase yield of chips obtainable from wafers, the commercial viability is questionable because the FEDOA is very slow for commercial applications.

     4. Provisional patent applications for Carbon Crystal Growth Using Electric Emission Enhanced Showerhead Hot Filament Chemical Vapor Deposition offers an improved process for the CVD process, but the applications and inventors do not have enough data to determine commercial viability.

The conclusion of the consultant and the company was not to continue the patent process of the above listed provisional patent applications because of (1) the limited economic viability due primarily to the process speed of FEDOA; (2) the high costs of patent counsel and the direct costs to obtain domestic and foreign patents; and (3) the potential exposure to royalty payments to the University of Missouri with corresponding costs of defending ownership of the patents.

The  consultant  also  evaluated  Rhombic's   intellectual   property  that  was
unaffected by potential claims from the University of Missouri. His opinions are as follows:

     1. Provisional patent for the Method and System for Manufacturing Disperse Composite Materials is of great economic value if the process is fully developed for the numerous applications that are being proposed now by industry or that will emerge shortly.

     2. Provisional patent for a Method of Contact Diffusion into Diamond and Other Crystalline Structures and Products using its thermal diffusion method is commercially viable.

The consultant recommended proceeding with a development plan for commercial applications involving the Manufacturing of Disperse Composite Materials. He also recommended to proceed with Contact Diffusion into Diamond if reasonable arrangements could be made to secure a license to receive the processed diamond material necessary to complete the process.

Upon the recommendations of the consultant, the company met with its patent attorneys and determined that the application deadlines to extend the patents pending on the Manufacturing of Disperse Composite Materials had expired. As a result, the President met with the inventors of the patents and determined a commitment of $ 500,000 to $1,000,000 in capital would be needed to begin a development program for any commercial applications that would provide specific patent coverage for any process developed. Due to existing financing problems that the Company was facing, Rhombic's President recommended a merger with a private research and development company that had capital and scientists. Unfortunately, Rhombic never received enough information from the company to evaluate a merger and Rhombic's President subsequently resigned.

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

ITEM 2. CHANGES IN SECURITIES

     The following information is given with respect to all unregistered securities sold or issued by Rhombic in the period covered by this report:

     (1) On August 9, 2001 25,000 restricted common shares were issued to a consultant regarding financing for the Company. The deemed value of the shares issued was $4,500 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933.

     (2) On September 13, 2001, the Company issued 175,000 restricted common shares of its common stock to two financial consultants regarding financing for the Company and 50,000 restricted common shares to a scientific consultant. The deemed value of the shares issued was $27,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     On November 5, 2001, the Company entered into a non-binding letter of intent with Famco Holding Company, LLC to reach a definitive agreement wherein Rhombic would acquire all the outstanding shares of six corporations for approximately 630,000,000 common shares of Rhombic, restricted pursuant to Rule 144, and resulting in a change of control. It is anticipated that the operating corporations will be acquired individually over a four to six month period after due diligence and audited financial statements are completed. The unaudited revenues from two of the operating companies last year approximated $12 million with income before taxes of $4.4 million. Other companies are in a research and development phase and will be sold to Rhombic upon completion of the development phase and a readiness to commence sales. Upon the satisfactory completion of due diligence, the directors of Rhombic will recommend the acquisitions to the shareholders with the specific terms.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

     During the quarter ended September 30, 2001, the Company did not file a Form 8-K. Subsequent to the end of the quarter, the Company filed one Form 8-K report. The report was filed on October 12, 2001 and is incorporated herein by reference. The report disclosed the resignation of Roger Duffield as the President and a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RHOMBIC CORPORATION

                                        By: /s/ Albert Golusin
                                            ------------------------------------
Date: November 14, 2001                     Albert Golusin
                                            Chief Financial Officer