Form 10KSB
period 2001-12-31
RHOMBIC CORP
filed 2002-04-15
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                         Commission File Number 0-28375


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

                        Telephone Number: (602) 953-7702

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered
     --------------------                          ---------------------
              None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 31, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 1,332,353

     At March 15, 2002, the number of shares outstanding of registrant's Common Stock was 28,697,042.

                                     PART I

ITEM 1 - BUSINESS

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

The Company is in the development stage and its efforts, since inception, have been primarily focused on the acquisition of the rights to intellectual property that could lead to the development of innovative technologies. During the years of 1999 and 2000 it began to focus on the research and development of its portfolio of acquired intellectual property. During 2001, the Company's main objective was to identify and develop specific applications from its intellectual property in order to make them commercially marketable. The business strategy of the Company is to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales.

The Company has four wholly owned inactive subsidiaries, Rockford Technology Associates, Inc. ("Rockford"),Nanophase Diamond Technologies, Inc. ("Nanophase"), AEP Technologies, Inc. ("AEPT") and Rhombic Detection Technologies, Inc.

By assignment from the University of Illinois on September 5, 1995, filed with the Patent and Trademark Office, Rockford owns a patent for the Inertial Electrostatic Confinement and Neutron Monitor technology. On June 27, 1996, Rockford entered a licensing agreement with Daimler Benz Aerospace and the University of Illinois by which it is entitled to receive a long-term royalty on all IEC sales throughout the world including North America and may engage in direct marketing of the technology in North America without restriction. In return, Rockford assigned to Daimler Benz Aerospace, "Daimler", its right, title and interest to the Inertial Electrostatic Confinement technology for its development and commercialization by Daimler Benz Aerospace. In late August 2000, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Rhombic that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, Rhombic attempted to form of a joint venture between itself, Astrium and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. The joint venture company was planned to originate in the wholly owned subsidiary of Rhombic named AEP Technologies, Inc. ("AEPT"). Agreements were obtained from all of the participating joint venture partners to perform their respective roles; however, Rhombic was unable to raise the necessary capital to begin the project.

Nanophase owns the Diamond Film Forced Diffusion technology. No activity occurred during 2001 in the subsidiary.

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

On November 5, 2001, the Company entered into a non-binding letter of intent with Famco Holding Company, LLC to reach a definitive agreement wherein
Rhombic would acquire all the outstanding shares of six corporations that it owned. On March 18, 2002, Rhombic canceled the letter intent because it had not received sufficient financial information from the six corporations in order to negotiate an agreement.

ACQUISITION OR DISPOSITION OF ASSETS

The Company intends to make future acquisitions of with a revenue generating operation. However, currently, the Company does not have a fixed source of capital to finance such acquisitions. In this respect, the Company intends to accomplish its acquisition plans by exchange of the Company stock. There is no assurance that the Company will be able to arrange for such acquisitions or as to the trading price or liquidity of the Company's common stock. Low trading price or poor liquidity of the Company's common stock may adversely affect the Company's ability to engage in future acquisitions and to accomplish its growth objectives.

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

INTELLECTUAL PROPERTY

In early July 2001, the Company hired a scientific consultant to evaluate all of the patents and patent applications of the Company for relevance to potential commercial applications. The consultant first stated that all patents and provisional patents involving Field Enhanced Diffusion by Optical Activation (FEDOA) which covered diamond based fuel cells, diamond doping and the removal of impurities, listed inventors that are or were faculty members of the University of Missouri at Columbia. The University Administration asserts that all inventions created at the University by its faculty members are its intellectual property and not Rhombic's. The following opinions on Rhombic's provisional patents invented by faculty members at the University of Missouri are summarized as follows:

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

Upon the recommendations of the consultant, the company met with its patent attorneys and determined that the application deadlines to extend the patents pending on the Manufacturing of Disperse Composite Materials had expired. As a result, the President, Roger Duffield, met with the inventors of the patents and determined a commitment of $ 500,000 to $1,000,000 in capital would be needed to begin a development program for any commercial applications that would provide specific patent coverage for any process developed. Due to existing financing problems that the Company was facing, Rhombic's President recommended a merger with a private research and development company that had capital and scientists. Unfortunately, Rhombic never received enough information from the company to evaluate a merger and Rhombic's President subsequently resigned.

Rhombic  impaired  the  value  of  FEDOA  and  its  corresponding   intellectual
properties as a result of the consultants report and its inability to raise money during 2001 for the development of any of its applications.

Rhombic believes that its Ultra Violet (Excimer) Lamp may have commercial application based upon numerous inquiries it has received from potential buyers.

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

POTENTIAL COMMERCIAL APPLICATIONS

The development of these low-cost, high power and large-area VUV to visible sources promises enormous potential for materials' processing and several applications of such sources have already been demonstrated. These sources have been used in the production of silicon dioxide; silicon nitride, silicon oxynitride, tantalum pentoxide, titanium oxide, zinc oxide, PZT and polymers. Multi-layered films can also be produced at low temperature (below 400oC) by photo-induced processing (photo-CVD and sol-gel processing). Excimer photon sources provide selective intense VUV to visible radiation at specific wavelengths as opposed to other types of light sources. This narrow-band radiation can initiate chemical reactions, break molecular bonds or modify surface properties. Like other UV sources, Excimer lamps can be used to induce photo-polymerization of special paints, varnishes, and adhesives, (a process called UV-curing) but do so at a much lower cost per photon than any competitor. The following is an overview of current and potential application areas:(1) Materials deposition/coating of metals: for the production of dielectrics (high and low dielectric constant materials), and semiconducting layers. (2) UV curing: hardening of paints, lacquers, adhesives, e.g. for printing, textile finishing, lamination, automotive engineering and equipment engineering. (3) Surface treatment: surface etching including three-dimensional applications. (4) Photochemistry:for-photo-chlorination,photosulpho-oxidation, photonitrosylization, and photo-oxidation. (5) Photomedicine: for treatment of skin conditions, and tanning. (6) Environmental technology: for ozone generation, elimination of pollutants in water and air (chlorofluorocarbons
(CFCs), dioxins, etc.) (7) Fluorescent lamps: for flat plasma display panels without the use of hazardous mercury. (8) Decontamination: for the destruction of harmful bio-organisms in soil, water or air, for the decontamination of biological agents in the aftermath of biological weapon attack, for the destruction of hazardous chemicals in soil, water, or air, and for the decontamination of chemical agents in the aftermath of a chemical weapon attack.
(9) Photosynthesis: for the initiation of photosynthesis at wavelengths suited for chlorophyll absorption. modification of polymers, dry etching of polymers, synthesis of hydrophilic polymers, increasing adhesion between metal and polymer, and surface cleaning.

IMPAIRED INTELLECTUAL PROPERTY

All of Rhombic's intellectual properties are in the development phase. Rhombic's current portfolio of impaired intellectual property includes (1) Inertial Electrostatic Confinement and the Neutron Monitoring Detector, (2) Diamond-reinforced Flywheel Battery and Radio Nuclide Battery, (3) Active Engine ("Rhombic Explorer") (4) Disperse Composite Material (5) LENR/DCM technology and
(6) Diamond Film and Forced Diffusion. All of these have been acquired by Rhombic in exchange for shares of its common stock from different parties including research companies and individual inventors throughout the world. In certain cases, as part of the acquisition of the technology, the Company has agreed to pay royalty fees based on sales, when and if any such sales occur.

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

6. Diamond Film Forced Diffusion.

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

A specific program of work has been defined at the University of Missouri to demonstrate the process for treating 2-inch wafers using the existing reactor and to have designed and tested a prototype FEDOA for 6-inch GaN wafer treatment. Development budgets for this work program are estimated at $.5 million.

6A. Diamond Fuel Cell

Previous research over many years by the team of scientists at the University of Missouri have developed innovations in diamond materials that have shown the capability to replace the current polymer electrolyte membrane with diamond.

This new development in proton diamond electrode membrane (PDEM) technology may allow high proton transport through the membrane by the process of a non-porous structure supported by an improved anode and cathode and to which hydrogen ions are not affected. Furthermore, a major advantage of using diamond is that it can withstand temperatures four times greater than current membrane material. Rhombic believes that its planned PDEM could operate at higher temperatures than current standard proton polymer electrolyte membrane(PPEM) fuel cells, subsequently, reaction rates would be increased considerably with the platinum content decreased by a similar factor, while manufacturing costs would be drastically reduced. The new diamond membrane does not require moisture; whereas current PPEM must be kept moist, thus restricting operating temperatures

In conclusion the Diamond PDEM fuel cell may allow for higher operating temperatures, an increased reaction rate and longevity and a much smaller fuel cell stacked system. Reduced platinum and manufacturing costs that can provide an opportunity to produce a fuel cell stacked system at an affordable price. The research budget would require a minimum of $500,000 to create a working model and approximately $1,500,000 to create prototypes with marketing plans.

6B. Coloring Gemstones

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

Forced diffusion is being applied to gemstone quality Type II diamond. The goal of this work is to demonstrate that the technology can be used to induce a color change in the crystal. The forced diffusion process used for coloring is used commercially and there are numerous patents by competitors covering the area. Rhombic does not believe that it is sufficiently capitalized to pursue commercializing its doping technology as it applies to coloring diamonds.

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

MARKETING

The Company's primary business focus is placed upon the commercialization of advanced technologies and commercial products resulting there from. The Company has limited experience in marketing of products and services in these fields of applications for its intellectual property and intends to rely on licensing and joint venture opportunities with companies for the marketing and sale of its technologies. The Company also has little experience marketing products of a consumer nature. There is no assurance that the Company will be successful in developing a market for any of its products or that it will gain any market recognition and acceptance.

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

The Company currently has no employees.

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

Trademark Protection and Proprietary Marks. The Company may continue pursuing patents and several pending patents as a result for its intellectual property. There is no assurance that the Company will be able to prevent competitors from using the same or similar names, marks, concepts or appearances or that it will have the financial resources necessary to protect its marks against infringing use.

The Company's Intellectual Property and Inventions May become Obsolete. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, those inventions may become commercially obsolete during or after the patent review. There is no assurance that the Company's intellectual property, acquired or developed, may not become obsolete and remain commercially viable.

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

Reliance on Future Acquisitions Strategy. The Company expects to continue to rely on acquisitions as a primary component of its growth strategy. It regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that the Company will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that the Company will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into the Company's existing infrastructure or to operate profitably. There is also no assurance given as to the Company's ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

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

Loss of the Company Key Directors May Adversely Affect Growth Objectives. The Company's success in achieving its growth objectives depends upon the efforts of of its directors. Their experience and industry-wide contacts significantly benefit the Company. The loss of the services of any of these individuals may have a material adverse effect on the Company business, financial condition and results of operations. There is no assurance that the Company will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

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

Issuance of Future Shares May Dilute Investors Share Value. The Certificate of Incorporation of the Company authorizes the issuance of 70,000,000 shares of common stock and 1,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company's common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

GENERAL

The Company has an authorized capitalization of 70,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, $.001 par value per share of which 28,697,042 were issued and outstanding at March 15, 2002.

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "NUKE". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

           2001                  Low                High
           ----                  ---                ----
      Fourth quarter            .050                .160
      Third quarter             .090                .210
      Second quarter            .150                .280
      First quarter             .160                .480

           2000                  Low                High
           ----                  ---                ----
      Fourth quarter             .218               .969
      Third quarter              .625              1.500
      Second quarter            1.313              3.781
      First quarter             1.875              5.563

On March 10, 2000 the Company's common shares began trading on the Hamburg Stock Exchange in Hamburg, Germany under the symbol "919335".

HOLDERS

As of March 15, 2002, the Company had 28,697,042 shares of common stock outstanding. A total of approximately 140 shareholders of record held a total of 10,000,000 common shares. The Company estimates the remaining 18,697,042 common shares in street name to be held by over 400 additional individual shareholders.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

In the following discussion we are providing an analysis of our financial condition and Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which the Company anticipates, but which cannot be assured. Such forward-looking statements include, but are not limited to, seeking a revenue generating business to acquire and conducting research and development on the Excimer Lamp within the Company and in conjunction with joint venture partners.

The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The Company has placed its primary emphasis on product development, dependability and commercial viability of its acquired technologies. Management is currently determining the expenses involved to develop its Excimer Lamp intellectual property into commercial applications. To date, the Company has not generated any revenues from any of its acquired intellectual property except minimal royalties from Daimler Benz from the IEC Technology. Rhombic is currently a development stage company and is operating at a loss. None of the technologies have been developed to commercialization. The Company is not able to determine an approximate date for commercialization of any of its intellectual property at this time. No assurances can be given that any of the Company's intellectual property will ever be developed to a point of usefulness or, if developed, that any will be commercially feasible.

Development of its intellectual property may be possible through joint ventures where Rhombic contributes its intellectual property for an ownership percentage in a joint venture and all costs are paid by the other joint venture partners.

On March 19, 2002, Rhombic canceled the letter intent with FAMCO because it had not received sufficient financial information from the six corporations in order to negotiate an agreement. During the calendar year 2002, Rhombic plans to actively seek the acquisition of a revenue generating operation. The acquisition may or may not bear a relationship to the intellectual property currently owned. In the event Rhombic is able to acquire sufficient working capital to begin a development project, it would proceed toward the Excimer Lamp.

Rhombic's plan during the next twelve months is to acquire a revenue producing operation. Ideally, the acquisition will have operations that bear some relationship to one or more of the intellectual properties currently held by Rhombic.

In the event Rhombic had an opportunity to raise cash, it would pay for a marketing study and development plan for the Excimer Lamp. An 18-month budget of approximately $ 350,000 to develop a prototype with patent protection.

The Company currently has options outstanding from which it could obtain cash; however, it is not probable that the Rhombic will obtain cash from the options while the stock price trades below the outstanding option strike prices. In the event all of the outstanding options were exercised, the Company would receive $ $ 1,725,000 before December 31, 2002. The Company has a total of 2,000,000 options outstanding at an average exercise price of $ .86 per share. The exercise prices range from $.50 to $4.50.

At December 31, 2000 the Company had $ 9,100 in cash and $ 49,092 in current payables. Rhombic may be able to settle the majority of the debt with its common shares; however, it has no source of income.

Rhombic believes that it will be able to survive during the next twelve months with the limited amount of cash and resources that it has. Because of the limited resources and the lack of investor interest in its current intellectual property, Rhombic will be seeking a revenue producing operation.

The Company does not have any employees because its Directors are handling all of the business required to maintain its status and seek a revenue producing operation.

ITEM 7. FINANCIAL STATEMENTS

The following financial information is filed as part of this report:

(1)      Financial Statements:
         Independent Auditors Report                                 F-2
         Consolidated Balance Sheet December 31, 2001                F-3
         Consolidated Statements of Operations years Ended
          December 2000 and 2001                                     F-4
         Consolidated Statement of Stockholders' Equity Years
          Ended December 31, 2000 and 2001                           F-5
         Consolidated Statement of Cash Flows Years Ended
          December 31, 2000 and 2001                                 F-6
         Notes to Consolidated Financial Statements                  F-7

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

 Names of Executive
Officers and Directors              Age              Title
----------------------              ---              -----
R.G. Krushnisky                     41      Director since 1/1/95
Albert Golusin                      47      C.F.O. & Director since 2/5/99
Stanley Porayko                     66      Secretary & Director since 1/1/95

R.G. Krushnisky, Director of the Company. Mr. Krushnisky served as past President of Rockford Technology Corporation which is a Canadian company involved in Hydrogeneration plants. Since 1984, Mr. Krushnisky has been the owner and operator of International Laser Games, Ltd., a British Columbia, Canada, and coin-operated arcade machinery business. Mr. Krushnisky is a graduate of the United States International University at San Diego with a Bachelor Science degree in Business and International Commerce

Albert Golusin, Chief Financial Officer and Director, is a Certified Public Accountant in Phoenix, Arizona. Since 1992, Mr. Golusin has been in private practice as an accounting consultant to public companies. He has also served as a controller for Glenayre Electronics, a NASDAQ company, from 1984 - 1991. From 1983 to 1984, Mr. Golusin worked for Kenneth Leventhal & Company. From 1979 to 1981, Mr. Golusin worked for the international accounting firm of Grant Thornton & Company. Mr. Golusin graduated from Brigham Young University in 1978. Mr. Golusin worked full-time for Rhombic during part of 2000 and has continued working on a part-time basis.

Stanley Porayko, Secretary and Director of the Company, is a self-employed rancher from Alberta, Canada. He was a founder of the huge jade deposit on Ogden Mountain, British Columbia, and a director of Yugold Mines. Mr. Porayko graduated from Ryerson Institute of Technology in 1957.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 2001 and 2000 of the chief executive officer at December 31, 2001 and all officers and directors, as a group.

                                                   Annual Compensation             Long-Term Compensation
                                      -----------------------------------------    -----------------------
                                                                                   Securities
Name and Principal                                                 Other Annual    Underlying      All
Positions at 12/31/00                   Salary         Bonus       Compensation     Options       Other
---------------------                   ------         -----       ------------     -------       -----
William L. Owen,               2001          0             0            None         None         None
President & Chairman           2000          0             0         $60,000 (1)     None         None

Roger Duffield,                2001   $ 70,000             0         $10,000 (2)     None         None
President & CEO                2000   $ 50,000       $50,000 (2)     $12,500 (2)     None         None

All officers and directors,    2001   $145,000             0         $46,000          (4)         None
As a group (five persons)      2000   $ 40,000 (2)   $50,000         $60,450         None         None
(3),(4),(5),(6)

----------
(1) William Larry Owen, was compensated by Owen & Associates through an agreement with the Company to provide office and administrative support for $7,500 a month. He served as the President of the Company from inception until April 2000 in which he then became the Chairman until his retirement on July 26, 2000.
(2) During the year 2000, Roger Duffield provided services as a consultant and received $ 12,500 in cash for such services. On August 1, 2000 Mr. Duffield became the President and Chief Executive Officer and received 50,000 shares of restricted stock at a deemed value of $50,000 as a signing bonus. During the remaining part of 2000 he received $50,000 in cash. During the year 2001, the Company issued 125,000 restricted common shares at a deemed value of $10,000 to reimburse him for moving expenses.
(3) Albert Golusin, Chief Financial Officer and Director of the Company, provided his services on a part-time basis during 2000 until September 1, 2000. During the year 2000, he received $20,000 in cash for services and 25,000 shares at a deemed value of $30,563 for office expenses. During 2001, Mr. Golusin received $60,000 for his services.
(4) R.G. Krushnisky, Vice President and Director of the Company, provides his consulting services on a part-time basis. During 2000, he received $20,000. During 2000 he exercised an option and purchased 100,000 shares for $100,000. During 2001, Mr. Krushnisky received $15,000 for services as a Vice President. He also earned $18,000 for director fees during 2001.
(5) Stanley Porayko, Secretary and Director of the Company, provides his consulting services on a part-time basis. He did not receive any shares during 2000 for services. He received $450 for his participation in board meetings during the year 2000. During 2001, he earned $18,000 in director fees.
(6) All of the current directors collectively have an option to purchase 1,000,000 shares at $.50 per share until June 30, 2002.

There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 2001

The Company currently has options outstanding from which it could obtain cash. In the event all of the outstanding options were exercised, the Company would receive $ 1,725,000 before December 31, 2002. The Company has a total of 2,000,000 options outstanding at an average exercise price of $ .86 per share. The exercise prices range from $.50 to $4.50.

At December 31, 2001 officers and directors held a total of 1,000,000 options outstanding at an exercise price of $ .50 per share expiring on June 30, 2002.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company granted the following options during 2001:

                   Number of Shares    Options Granted    Exercise    Expiration
     Name         Underlying Options     During Year     Price($/sh)     Date
     ----         ------------------     -----------     -----------     ----
Albert Golusin          400,000            400,000           .50        6/30/02
Robert Krushnisky       350,000            350,000           .50        6/30/02
Gordon Krushnisky       100,000            100,000           .50        6/30/02
Stanley Porayko         250,000            250,000           .50        6/30/02

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information, as of December 31, 2001, regarding the shareholdings of (1) Rhombic's current directors and executive officers, (2) those persons or entities who beneficially own more than 5% of its common stock and (3) all of the directors and executive officers as a group(giving effect to the exercise of the warrants held by each such person or entity). Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the share indicated:

                                    Number of shares          Percent of
                                     Common Stock            Common Stock
       Name                        Beneficially Owned     Beneficially Owned (1)
       ----                        ------------------     ----------------------
R.G. Krushnisky                         2,350,000                  7.9%
Vice President, Director
Suite 901, 1212 Howe Street
Vancouver, British Columbia
Canada V6Z 2M9

Albert Golusin (1)                         420,000                 1.4%
Chief Financial Officer, Director
10641 North 44 Street,
Phoenix, Arizona 85028

Stanley Porayko (1)                        250,000                 0.8%
Director
P.O. Box 1765
Vegreville, Alberta
Canada T9C 1S8

Total shares owned by Directors and      3,020,000                10.1%
Officers of the Company (4 persons)

Rockford Technology Corporation(2)       2,045,500                7.66%
4873 Delta Street
Delta, British Columbia, Canada

----------
(1) Based upon 29,697,042 outstanding shares of common stock, which includes the exercise of 1,000,000 outstanding options.
(2) Mr. Krushnisky is a director of Rhombic and is one of three directors of Rockford Technology Corporation but does not own controlling interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

William Owen received $60,000 during 2000 through his wholly owned Canadian company named Owen & Associates. Owen & Associates provided an office, local telephone service, postage and compensated William Owen on behalf of Rhombic.

On August 18, 2000, Robert G. Krushnisky the Company's Vice President, a citizen of Canada, purchased 200,000 shares for $200,000. The shares were exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. They were also subject to the restrictions under Rule 144.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHOMBIC CORPORATION


By /s/ Albert Golusin                                       April 12, 2002
  -----------------------------------
  Albert Golusin
  Acting Chief Executive Officer, Principal Executive
  Officer, Chief Financial Officer & Director,
  Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ R.G. Krushnisky                                      April 12, 2002
  -----------------------------------
  Director



By /s/ Stanley Porayko                                      April 12. 2002
  -----------------------------------
  Secretary & Director

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           December 31, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
REPORT OF INDEPENDENT AUDITORS                                            F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
 DECEMBER 31, 2001 AND 2000                                               F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
 YEARS ENDED DECEMBER 31, 2001 AND 2000                                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
 DECEMBER 31, 2001 AND 2000                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Rhombic Corporation:

We have audited the accompanying consolidated balance sheets of Rhombic Corporation (a Development Stage Company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and the period from inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhombic Corporation and its consolidated subsidiaries as of December 31, 2001, and the results of their operations and cash flows for the two years then ended and the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                     /s/ James C. Marshall, CPA, P.C

Scottsdale, Arizona
April 8, 2002

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                December 31, 2001


                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $     9,100

  Receivables                                                                --

  Prepaid expenses                                                          300
                                                                    -----------

  Total Current Assets                                                    9,400
                                                                    -----------

OTHER ASSETS:
  Investments                                                            12,042
  Licensing Agreements and Intellectual property                        281,258

  Patents                                                                   734
                                                                    -----------

Total assets                                                        $   303,434
                                                                    ===========

                                  LIABILITIES
CURRENT
  Accounts Payable                                                  $    49,092

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
  Common stock, $.001 par value, 70,000,000 shares
   authorized, 28,697,042 and 26,286,100 issued and
   outstanding at December 31, 2001 and 2000                             28,697
  Additional paid-in capital                                          8,452,629
  (Deficit) accumulated during the development stage                 (8,226,984)
  Net unrealized holding loss on available for sale securities           (7,476)
                                                                    -----------

Total stockholders' equity                                              254,342
                                                                    -----------

Total liabilities and stockholders' equity                          $   303,434
                                                                    ===========

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Cummulative From
                                                  For the 12 Months Ended            November 21, 1994
                                             ---------------------------------        (Inception) to
                                                 2001                  2000          December 31, 2001
                                             ------------         ------------       -----------------
REVENUES
  Royalty income                             $         --         $         --         $      5,729
  Interest income                                      80                5,690                6,954
                                             ------------         ------------         ------------

                                                       80                5,690               12,683
EXPENSES
  Research and development expense                 12,159              494,082              697,747
  Write down on intellectual property             404,158            1,487,630            1,891,788
  Legal and accounting                            164,055              259,397              741,318
  Consulting, related party                         1,294               60,000              368,294
  Consulting                                       37,375            1,891,556            2,876,830
  Other general and administrative                291,329              970,924            1,583,750
                                             ------------         ------------         ------------
        Total Expenses                            910,370            5,163,589            8,159,727

Net (loss) from operations                       (910,290)          (5,157,899)          (8,147,044)

OTHER REVENUES & EXPENSES
  (Loss) on sale of investments                   (72,464)                  --              (72,464)
                                             ------------         ------------         ------------
NET (LOSS)                                   ($   982,754)        ($ 5,157,899)        ($ 8,219,508)
                                             ============         ============         ============
NET (LOSS) PER SHARE:
  Basic                                      $      (0.04)        $      (0.20)
                                             ============         ============
  Diluted                                    $      (0.04)        $      (0.20)
                                             ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        27,097,894           25,749,799
                                             ============         ============
  Diluted                                      27,097,894           25,749,799
                                             ============         ============

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            Net
                                                                                                         Unrealized
                                                                                           (Deficit)      Holding
                                                                                           Accumulated    Loss On
                                                     Common Stock         Additional         During      Available
                                               ----------------------      Paid-In         Development    For Sale
                                                  Shares       Amount      Capital            Stage      Securities       Total
                                                  ------       ------      -------            -----      ----------       -----
Balance at December 31, 1999                   24,741,100      $24,741   $ 4,589,750      $(2,078,855)                $ 2,535,636

Acquisition of Excimer Lamp Technology            100,000          100       281,150                                      281,250
Acquisition of LENR/DCM intellectual property     100,000          100       194,150                                      194,250
Shares issued to acquire Emerald Investments      200,000          200          (200)                                           0
Shares issued for services                        775,000          775     2,671,810                                    2,672,585
Exercise of stock options                         370,000          370       306,880                                      307,250
Net (loss)                                                                                 (5,157,899)                 (5,157,899)
                                               ----------      -------    ----------      -----------      -------    -----------
Balance at December 31, 2000                   26,286,100       26,286     8,043,540       (7,236,754)                    833,072

Shares issued for services                      1,244,800        1,245       210,255                                      211,500
Shares issued under convertible debenture       1,166,142        1,166       198,834                                      200,000
Net unrealized holding loss on available
 for sale securities                                                                                       $(7,476)        (7,476)
Net (loss)                                                                                   (982,754)                   (982,754)
                                               ----------      -------    ----------      -----------      -------    -----------
                                               28,697,042      $28,697    $8,452,629      $(8,219,508)     $(7,476)   $   254,342
                                               ==========      =======   ===========      ===========      =======    ===========

See accompanying notes to these consolidated financial statements.

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the years ended          Cummulative from
                                                                          December 31,             November 21, 1994
                                                               -------------------------------      (Inception) to
                                                                  2001                2000           Dec. 31, 2001
                                                               -----------         -----------       -------------
OPERATING ACTIVITIES
  Net (loss) income for the period                             $  (982,754)        $(5,157,899)      $(8,300,709)
  Adjustments to reconcile net cash used by operations:
    Write down on intellectual property and patents                404,158           1,487,630         1,891,788
    Loss on sale of marketable securities                           72,464              72,464
    Rockford shares issued for services                             32,275              32,275
    Common stock issued for services                               211,500           1,108,653         1,920,484
    Fair value of options granted                                       --           1,563,932         2,082,113
    (Increase)/decrease  in accounts receivable                         --              18,896                --
    (Increase)/decrease  in prepaid expenses                         2,200             197,500              (300)
    Increase/(decrease) in accounts payable                        (67,463)             74,155            49,092
                                                               -----------         -----------       -----------
Net Cash (Used) by Operating Activities                           (327,620)           (707,133)       (2,252,793)

INVESTING ACTIVITIES
  Cost of patents                                                  (50,163)            (64,286)         (168,430)
  Proceeds from sale  marketable securities                         93,499              93,499
  Investment in Rockford Technologies                             (207,756)
  Investment in marketable securities                              (10,000)
                                                               -----------         -----------       -----------
Net Cash (used) in investment activities                            43,336             (64,286)         (292,687)
                                                               -----------         -----------       -----------
FINANCING ACTIVITIES
  Proceeds from private placements                               1,347,830
  Proceeds from exercise of stock options                          307,250           1,006,750
  Proceeds from conversion of debenture                            200,000             200,000
                                                               -----------         -----------       -----------
Net Cash provided from financing activities                        200,000             307,250         2,554,580
                                                               -----------         -----------       -----------

Increase (decrease) in cash                                        (84,284)           (464,169)            9,100

Cash at beginning of period                                         93,384             557,553                --
                                                               -----------         -----------       -----------
Cash at end of period                                          $     9,100         $    93,384       $     9,100
                                                               ===========         ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common stock for licensing agreements
 and intellectual property                                     $        --         $   475,500       $ 2,005,350
                                                               ===========         ===========       ===========
Noncash investing and financing activities
  Unrealized loss on available for sale stock                  $     7,476                  --       $     7,476
                                                               ===========         ===========       ===========

See accompanying notes to these consolidated financial statements

                               RHOMBIC CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2001 AND 2000


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had material operating losses and has had to rely on offerings of its common stock to obtain sufficient cash to meet its operating expenses. The Company has yet to generate substantive revenue. Also, there can be no assurances that the intellectual properties owned by the Company will be successfully developed to a marketable prototype level to be used as the basis for licensing agreements or marketing activity or that the book value of the investments in intellectual properties will be realized. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to determine commercial applications for intellectual properties that it owns or for which it has licenses. However, there can be no assurances that the applications will be commercially viable nor that Company will be able to generate profitable operations. The financial statements do not include any adjustments relating to the recoverability of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INVESTMENTS

     At December 31, 2001, the Company the investments were held for sale. At December 31, 2000, the Company accounted for its approximately 15% interest in Rockford Technologies, Inc. under the cost method. The Company also had a minority ownership in Peabody Coffee, Inc. which was recorded under the cost method. The investment in Peabody is recorded at its cost, which approximates the market value on the basis of trading values at December 31, 2000..

INTELLECTUAL PROPERTY

     Intellectual properties have been acquired through the issuance of shares of the Company's common stock and further developed for cash. These intellectual properties are valued at the estimated fair market value of the stock issued at the time of purchase. The value of the common stock is determined by the trading value of the shares at and near the date of the transaction less a 25% discount to that trading value due to restrictions on those securities. All stock issued in those transactions contains regulatory restrictions, and in some cases contractual restrictions, on transferability. Management periodically analyzes the values of the intellectual properties for impairment. During 2001 and 2000, the Company evaluated its intellectual properties and determined, based on the limited resources of the Company, market for the end products and potential development times and required development costs, that it would not pursue development of certain of the intellectual properties. The Company wrote off its investments in those intellectual properties in 2001 and 2000. The purchase price of the remaining intellectual properties will be amortized over the estimated useful lives when revenue begins to be generated from those assets.

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

NEW TECHNICAL PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, the impact is not expected to be material.

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

Note 4 - INVESTMENTS

         The Company has the following investments at December 31, 2001 and 2000:

                                    December 31, 2001        December 31, 2000
                                 ----------------------   ---------------------
                                             Estimated               Estimated
                                   Cost      Fair Value     Cost     Fair Value
                                   ----      ----------     ----     ----------
AVAILABLE FOR SALE SECURITIES
Peabody's Coffee, Inc.           $     --    $     --     $ 10,000    $ 10,000
Rockford Technologies, Inc.        24,750      17,274      207,756     207,756
                                 --------    --------     --------    --------
Totals                           $ 24,750    $ 17,274     $217,756    $217,756
                                 ========    ========     ========    ========

     Statements of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, ("SFAS 115") requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. The Company did not have any investments classified as trading securities or held-to-maturity securities. The statement further requires that available for sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, will be recognized as a component of operating results.

     At December 31, 2000, the estimated fair value of Peabody's was estimated based on the quoted trading price of the security at December 31, 2000, the value of the Peabody's stock approximated the cost. This stock was sold in 2001 and the Company realized a loss of $6,000.

     The Company acquired 2,900,000 shares of Rockford Technologies, Inc. ("Rockford") in the year ended December 31, 1999 for $207,756 as part of a legal settlement with Rockford. The 2,900,000 shares represented an approximate 15% interest in Rockford. As part of that settlement, members of the Company's Board of Directors assumed half of the Board seats of Rockford. At December 31, 2001, one of the Company's directors was also one of three directors of Rockford. Rockford had no material operations during the two years ended December 31, 2001. During 2001, the Company sold 1,654,519 shares and distributed 900,000 shares for goods and services. The Company realized a loss of $66,464. At December 31, 2001, the Company the unrealized decline in value was $7,476.

Note 5 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

                                                 For the year ended December 31,
                                                     2001               2000
                                                 -----------        -----------
Current income tax benefit                       $   238,115        $ 1,541,513
                                                 -----------        -----------

Deferred income tax benefit                      $   165,705        $   624,805
                                                 -----------        -----------

Total current and deferred income tax benefit        403,820          2,166,318
Valuation allowance                                 (403,820)        (2,166,318)
                                                 -----------        -----------
Benefit of income taxes                          $        --        $        --
                                                 ===========        ===========

     Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% and the state rate of 7% and 8%, respectively, at December 31, 2001 and 2000, except for the valuation allowance.

     At December 31, 2001, the Company had realized net operating losses of approximately $6,838,123. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The realized net operating losses expire, as follows: Note 5 - INCOME TAXES (continued)

       Expiration                                     Federal            State
       ----------                                     -------            -----
          2002                                                        $  236,028
          2003                                                           861,526
          2004                                                           603,950
          2005                                                          3,670269
          2006                                                           580,770
          2009                                      $   44,994
          2010                                         379,485
          2011                                         461,101
          2012                                         236,028
          2018                                         861,526
          2019                                         603,950
          2020                                       3,670,269
          2021                                         580,770
                                                    ----------        ----------
              Total net operating loss available    $6,838,123        $5,952,543
                                                    ==========        ==========

Note 6 - COMMITMENTS

     The Company's acquisition agreements for intellectual properties generally contain requirements to pay royalties to the sellers when revenue is generated from those intellectual properties. At December 31, 2001 and 2000, the Company had no royalties payable.

     The Company periodically enters into agreements with third parties, primarily U.S. universities, to fund research projects related to its intellectual properties. At December 31, 2001 and 2000, there were no long-term commitments under such arrangements.

Note 7 - STOCKHOLDERS' EQUITY

     The Company issues common stock as compensation to consultants and to acquire intellectual properties. During the year ended December 31, 2000 the Company issued 200,000 of its common stock to acquire new intellectual properties. The value of those transactions was determined based upon the trading value of the Company's common stock at the time of the transactions.

     During 2001, the Company issued $200,000 of 10% convertible debentures. These debentures were converted during 2001 into 1,166,142 shares of common stock.

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

Note 8 - STOCK OPTIONS

     The Company issues stock options periodically to consultants and members of the Board of Directors. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The options granted in the years ended December 31, 2000 and 1999, were granted to other than employees, the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", does not apply. Accordingly, compensation cost has been recognized for the stock options granted to other than employees.

     Under the provisions of SFAS No. 123, the number of fully vested options granted of 1,500,000 and 1,300,000 options for the years ended December 31, 2001 and 2000, respectively, were used to determine compensation cost. The value of options charged to expense during the year ended December 31, 2001 and 2000 were $0 and $1,645,133.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                                  2001             2000
                                                  ----             ----
     Dividend yield                               None             None
     Volatility                                   .894             1.61
     Risk free interest rate                     4.07%             5.75%
     Expected asset life                       7.5 months        2.04 year

     The Board of Directors authorized the granting of 1,500,000 and 1,300,000 options during the years ended December 31, 2001 and 2000. The price of the options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested.

         The summary of activity for the Company's stock options is presented below:

                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                          2001        Price 2001         2000      Price 2000
                                                          ----        ----------         ----      ----------
Options outstanding at beginning of year               1,100,000           N/A          250,000         N/A
Granted                                                1,500,000         $ 0.50       1,300,000       $ 0.42
Exercised                                                     --           N/A         (450,000)      $ 0.26
Terminated/Expired                                      (600,000)        $ 1.00              --         N/A
Options outstanding at end of year                     2,000,000         $ 2.30       1,100,000       $ 2.30
Options exercisable at end of year                     2,000,000         $ 2.30       1,100,000       $ 2.30
Options available for grant at end of year                    --                             --
Price per share of options outstanding               $0.50 - $0.50                  $1.00 - $4.50
Weighted average remaining contractual lives           7.5 months                      2 years
Weighted Average fair value of options granted
 during the year                                         $0.50                          $1.37

Note 9 - LOSS PER SHARE

     Outstanding options to purchase common stock were not considered in the calculation for diluted earnings per share for the years ended December 31, 2001 and 2000 because the effect of their inclusion would be antidilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                                  2001                                  2000
                                 ----------------------------------      -----------------------------------
                                                               Per                                      Per
                                     Loss        Shares       share          Loss         Shares       share
                                     ----        ------       -----          ----         ------       -----
    Net (Loss)                   $(984,928)                              $(5,239,100)

    BASIC LOSS PER SHARE
     Loss available to common
      stockholders               $(984,928)    27,097,894    $(0.04)     $(5,239,100)    25,749,799     $(0.20)

    Effect of dilutive
     securities                        N/A                                       N/A

    DILUTED LOSS PER SHARE                                   $(0.04)                                    $(0.20)

     Options to purchase 1,500,000 and 1,300,000 shares of common stock were outstanding at December 31, 2001 and 2000, and were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive

Note 10 - CREDIT RISK AND OTHER CONCENTRATIONS

     The Company has historically relied upon cash raised in private placements of the Company's common stock for working capital. At times, the Company maintains cash balances at banks that exceed insured limits. At December 31, 2001 and 2000 the Company did not have funds on deposit that exceeded the insured limits.