Form 10QSB
period 2002-03-31
RHOMBIC CORP
filed 2002-05-15
CIK 1032405

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

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

                          11811 N. Tatum Blvd. # 3031
                             Phoenix, Arizona 85028
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

                                 (602) 953-7702
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at March 31, 2002
------------------------------                   -----------------------------
Common Stock, par value $0.001                             28,697,042
================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                 March 31, 2002
                                   (Unaudited)
================================================================================

                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $     6,820
                                                                    -----------
       Total Current Assets                                               6,820
                                                                    -----------
OTHER ASSETS:
  Investments                                                            12,042
  Licensing Agreements and Intellectual property                        281,258
  Patents                                                                   734
                                                                    -----------

Total assets                                                        $   300,854
                                                                    ===========

                                  LIABILITIES

CURRENT
  Accounts Payable                                                  $    29,961
  Due to affiliates                                                      58,543
                                                                    -----------
       Total current liabilities                                         88,504

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 70,000,000 shares
   authorized, 28,697,042 issued and outstanding                         28,697
  Additional paid-in capital                                          8,452,629
  (Deficit) accumulated during the development stage                 (8,261,500)
  Net unrealized holding loss on securites held for sale                 (7,476)
                                                                    -----------

Total stockholders' equity                                              212,350
                                                                    -----------

Total liabilities and stockholders' equity                          $   300,854
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 March 31, 2002
                                   (Unaudited)
================================================================================

                                                                              Cummulative from
                                               For the 3 months ended         November 21, 1994
                                          ---------------------------------    (Inception) to
                                          March 31, 2002     March 31, 2001     March 31, 2002
                                          --------------     --------------     --------------
Royalty income                             $          0       $          0       $      5,729
Interest income                                       0                 80              6,954
                                           ------------       ------------       ------------
                                                      0                 80             12,683
EXPENSES
  Research and development expense                    0              5,781            697,747
  Write down on intellectual property                 0                  0          1,891,788
  Legal & accounting                             27,235             50,871            763,552
  Transfer Agent Expenses                           300                164             26,854
  Consulting, related party                           0                  0            367,000
  Consulting                                          0                875          2,876,830
  Interest                                            0                252              2,918
  Other general & administrative                 14,457             86,392          1,577,204
                                           ------------       ------------       ------------
       Total Expenses                            41,992            144,335          8,203,893
                                           ------------       ------------       ------------

Net (loss) from operations                      (41,992)          (144,255)        (8,191,210)

OTHER REVENUES & EXPENSES
  Loss on sale of investments                         0                  0            (70,290)
                                           ------------       ------------       ------------

NET (LOSS)                                 $    (41,992)      $   (144,255)      $ (8,261,500)
                                           ============       ============       ============
NET LOSS PER SHARE:
  Basic                                    $      (0.00)      $      (0.01)
                                           ============       ============
  Diluted                                  $      (0.00)      $      (0.01)
                                           ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                      28,697,042         25,984,243
                                           ============       ============
  Diluted                                    28,697,042         25,984,243
                                           ============       ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2002
                                   (Unaudited)
================================================================================

                                                                         (Deficit)      Net unrealized
                                                                         Accumulated   holding loss on
                                    Common Stock          Additional       During       on  available
                               -----------------------     Paid-In       Development     securities
                                 Shares        Amount      Capital          Stage       held for sale     Total
                                 ------        ------      -------          -----       -------------     -----
Balance at December 31, 2000   26,286,100     $ 26,286   $ 8,043,540     $(7,236,754)      $     0       $833,072

Shares issued for services        290,000          290        59,710               0             0         60,000

Net loss for the quarter
 ended March 31, 2001                                                       (144,255)            0       (144,255)
                              -----------     --------   -----------     -----------       -------       --------

Balance at March 31, 2001      26,576,100     $ 26,576   $ 8,103,250     $(7,381,009)      $     0       $748,817

Balance at December 31, 2001   28,697,042     $ 28,697   $ 8,452,629     $(8,219,508)      $(7,476)      $254,342

Net loss for the quarter
 Ended March 31, 2002                                                        (41,992)                     (41,992)
                              -----------     --------   -----------     -----------       -------       --------

Balance at March 31, 2002      28,697,042     $ 28,697   $ 8,452,629     $(8,261,500)      $(7,476)      $212,350
                              ===========     ========   ===========     ===========       =======       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 March 31, 2002
                                   (Unaudited)
================================================================================

                                                             For the three months ended     Cummulative from
                                                                       March 31,            November 21,1994
                                                           -----------------------------     (Inception) to
                                                              2002              2001         March 31, 2002
                                                           -----------       -----------     --------------
OPERATING ACTIVITIES
  Net (loss) income for the period                         $ (41,992)        $ (144,255)      $(8,261,500)
  Adjustments to reconcile net cash used by operations:
    Write down on intellectual property and patents                0                  0         1,891,788
    Loss on sale of marketable securities                          0                  0            70,290
    Rockford shares issued for services                            0                  0            32,275
    Common stock issued for services                               0             60,000         1,920,484
    Fair value of options granted                                  0                  0         2,000,912
    (Increase) decrease  in prepaid expenses                     300             (1,000)                0
    (Increase) decrease in deferred offering costs                 0            (10,000)                0
    Increase (decrease) in accounts payable                   (9,301)           (20,743)           29,961
    Increase (decrease) in due to affiliates                  30,111                  0            58,543
                                                           ---------         ----------       -----------
       Net Cash (Used) by Operating Activities                (2,280)          (115,998)       (2,257,247)

FINANCING ACTIVITIES
  Proceeds from private placements                                 0                  0         1,347,830
  Proceeds from convertible debenture                              0            100,000           200,000
  Proceeds from exercise of stock options                          0                  0         1,006,750
                                                           ---------         ----------       -----------
       Cash provided from financing activities                     0            100,000         2,554,580
                                                           ---------         ----------       -----------
INVESTING ACTIVITIES
  Cost of patents                                                  0            (14,120)         (168,430)
  Proceeds from sale of marketable securities                      0                  0            95,673
  Investment in marketable securities                              0                  0          (217,756)
                                                           ---------         ----------       -----------
       Cash used in investment activities                          0            (14,120)         (290,513)
                                                           ---------         ----------       -----------

Increase in cash                                              (2,280)           (30,118)            6,820
Cash at beginning of period                                    9,100             93,384                 0
                                                           ---------         ----------       -----------
Cash at end of period                                      $   6,820         $   63,266       $     6,820
                                                           =========         ==========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Issuance of common stock for licensing agreements          $       0         $        0       $ 2,005,350
and intellectual property

Unrealized loss on securities available held for sale      $       0         $        0       $     7,476

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-KSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     The Company has not generated revenue from operations during the first three months of 2002 or since its inception.

     At December 31, 2001 the Company had $ 9,000 in cash and $ 49,092 in current payables. At March 31, 2002 the Company had approximately $ 6,800 in cash and approximately $ 88,500 in current payables. Although the company could probably settle debt to affiliates in the amount of $ 58,543 for restricted common stock, it would have approximately 30,000 in debt remaining.

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

     On March 19, 2002, Rhombic canceled the letter intent for the proposed merger with FAMCO because it had not received sufficient financial information from the six corporations in order to negotiate an agreement. During the calendar year 2002, Rhombic plans to actively seek the acquisition of a revenue generating operation. Ideally, the acquisition will have operations that bear some relationship to one or more of the intellectual properties currently held by Rhombic; however, the acquisition may or may not bear a relationship to the intellectual property currently owned. The objective of management it to optimize the value of the company through acquisitions or development projects.

     In the event Rhombic had an opportunity to raise cash, it would pay for a marketing study and development plan for the Excimer Lamp. An 18-month budget of approximately $ 350,000 to develop a prototype with patent protection.

     The Company currently has options outstanding from which it could obtain cash; however, it is not probable that Rhombic will obtain cash from the options while the stock price trades below the outstanding option strike prices. In the event all of the outstanding options were exercised, the Company would receive
$1,725,000 before December 31, 2002. The Company has a total of 2,000,000 options outstanding at an average exercise price of $ .86 per share. The exercise prices range from $.50 to $4.50.

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

     Not applicable.

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


                                            RHOMBIC CORPORATION


 Dated: May 15, 2002                         By: /s/ Albert Golusin
        ------------                            -------------------------------
                                                Acting Chief Executive Officer,
                                                Principal Executive Officer,
                                                Chief Financial Officer,
                                                Principal Financial Officer