Form 10QSB
period 2002-06-30
RHOMBIC CORP
filed 2002-08-14
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
            -----                                   ----------------------------
Common Stock, par value $0.001                               30,000,000

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $    17,102

OTHER ASSETS:
   Investments                                                           12,042
   Licensing Agreements and Technologies                                281,258
   Patents                                                                  734
                                                                    -----------

Total assets                                                        $   311,136
                                                                    ===========

                                  LIABILITIES

CURRENT
   Accounts Payable                                                 $    31,612

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000 shares
   authorized, 30,000,000 issued and outstanding                         30,000
Additional paid-in capital                                            8,506,524
(Deficit) accumulated during the development stage                   (8,249,524)
Net unrealized holding (loss) on securities held for sale                (7,476)
                                                                    -----------

Total stockholders' equity                                              279,524
                                                                    -----------

Total liabilities and stockholders' equity                          $   311,136
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE SIX MONTHS                 FOR THE THREE MONTHS         CUMULATIVE FROM
                                                  ENDED JUNE 30,                     ENDED JUNE 30,           NOVEMBER 21, 1994
                                         ------------------------------      ------------------------------     (INCEPTION) TO
                                             2002              2001              2002              2001          JUNE 30, 2002
                                         ------------      ------------      ------------      ------------      -------------
Royalty income                           $          0      $          0      $          0      $          0      $      5,729
Interest income                                     0                80                 0                 0             6,954
                                         ------------      ------------      ------------      ------------      ------------
                                                    0                80                 0                 0            12,683

EXPENSES
Research and development expense               (9,183)            5,781            (9,183)                0           688,563
Write down of Intellectual property                 0                 0                 0                 0         1,891,788
Legal & accounting                             34,903            70,428             7,668            19,557           771,220
Transfer Agent Expenses                         1,518               429             1,218               265            28,073
Consulting, related party                           0                 0                 0                 0           367,000
Consulting                                          0               875                 0                 0         2,876,830
Interest expense                                  120             2,917               120             2,665             3,037
Other general & administrative                  2,659           184,609           (11,798)           98,217         1,565,407
                                         ------------      ------------      ------------      ------------      ------------
   Total Expenses                              30,017           265,039           (11,975)          120,704         8,191,918

OTHER REVENUES & EXPENSES
  (Loss) on sale of Investments                     0                 0                 0                 0           (70,290)
                                         ------------      ------------      ------------      ------------      ------------
NET INCOME (LOSS)                        $    (30,017)     $   (264,959)     $     11,975      $   (120,704)     $ (8,249,525)
                                         ============      ============      ============      ============      ============

NET LOSS PER SHARE:
  Basic                                  $      (0.00)     $      (0.01)     $      (0.00)     $      (0.00)
                                         ============      ============      ============      ============
  Diluted                                $      (0.00)     $      (0.01)     $      (0.00)     $      (0.00)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                    28,704,241        26,310,824        28,711,360        26,310,824
                                         ============      ============      ============      ============
  Diluted                                  28,704,241        26,310,824        28,711,360        26,310,824
                                         ============      ============      ============      ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                              (Deficit)   Net unrealized
                                                                                             Accumulated   holding loss
                                                        Common Stock         Additional         During     on available
                                                    ---------------------      Paid-In       Development    securities
                                                      Shares       Amount      Capital          Stage      held for sale    Total
                                                    ----------    -------    -----------     -----------   -------------  ---------
Balance at December 31, 2000                        26,286,100    $26,286    $ 8,043,540     $(7,236,754)    $      0     $ 833,072
  Shares issued for services                           290,000        290         59,710               0            0        60,000
  Net (loss) for the quarter ended March 31, 2001            0          0              0        (144,255)           0      (144,255)
                                                    ----------    -------    -----------     -----------     --------     ---------
Balance at March 31, 2001                           26,576,100     26,576      8,103,250      (7,381,009)           0       748,817
  Shares issued for services                           400,000        400         91,600               0            0        92,000
  Shares issued for debenture conversion             1,166,142      1,166        198,834               0            0       200,000
  Costs of offering                                          0          0        (20,831)              0            0       (20,831)
  Net (loss) for the quarter ended June 30, 2001             0          0              0        (120,704)           0      (120,704)
                                                    ----------    -------    -----------     -----------     --------     ---------
Balance at June 30, 2001                            28,142,242    $28,142    $ 8,372,853     $(7,501,713)           0     $ 899,282
                                                    ==========    =======    ===========     ===========     ========     =========

Balance at December 31, 2001                        28,697,042    $28,697    $ 8,452,629     $(8,219,508)    $ (7,476)    $ 254,342
  Net (loss) for the quarter ended March 31, 2002            0          0              0         (41,992)           0       (41,992)
                                                    ----------    -------    -----------     -----------     --------     ---------

Balance at March 31, 2002                           28,697,042     28,697      8,452,629      (8,261,500)      (7,476)      212,350
  Shares issued for services                         1,302,958      1,303         53,895               0            0        55,198
  Net income for the quarter ended June 30, 2002             0          0              0          11,976            0        11,976
                                                    ----------    -------    -----------     -----------     --------     ---------
Balance at June 30, 2002                            30,000,000    $30,000    $ 8,506,524     $(8,249,524)    $ (7,476)    $ 279,524
                                                    ==========    =======    ===========     ===========     ========     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVLOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            FOR THE SIX MONTHS           FOR THE THREE MONTHS       CUMULATIVE FROM
                                                               ENDED JUNE 30,                 ENDED JUNE 30,       NOVEMBER 21, 1994
                                                        --------------------------    --------------------------     (INCEPTION) TO
                                                            2002           2001           2002          2001          JUNE 30, 2002
                                                        -----------    -----------    -----------    -----------      -------------
OPERATING ACTIVITIES

Net (loss) income for the period                        $   (30,017)   $  (264,959)   $    11,975    $  (120,704)      $(8,249,525)
   Adjustments to reconcile net
   cash used by operations:
       Write down of intellectual property                        0              0              0              0         1,891,788
       Loss on sale of marketable securities                      0              0              0              0            70,290
       Rockford shares issued for services                        0              0              0              0            32,275
       Common stock issued for services                      55,198        152,000         55,198         92,000         1,975,682
       Fair value of options granted                              0              0              0              0         2,000,912
       (Increase) decrease in accounts receivable                 0           (291)             0           (291)                0
       (Increase) decrease in prepaid expenses                  300          1,500              0          2,500                 0
       Increase (decrease) in accounts payable                3,784        (81,824)        (5,517)       (61,081)           24,444
       Increase (decrease)  in due to related parties       (21,263)             0        (51,374)             0             7,169
                                                        -----------    -----------    -----------    -----------       -----------
Net Cash (used) by operating activities                       8,002       (193,574)       (10,282)       (87,576)       (2,246,965)

FINANCING ACTIVITIES

  Proceeds from private placements                                0              0              0              0         1,347,830
  Proceeds from convertible debenture                             0        200,000              0        100,000           200,000
  Offering costs                                                  0        (20,831)             0        (10,831)                0
  Proceeds from exercise of stock options                         0              0              0              0         1,006,750
                                                        -----------    -----------    -----------    -----------       -----------
     Cash provided from financing activities                      0        179,169              0         89,169         2,554,580
                                                        -----------    -----------    -----------    -----------       -----------

INVESTING ACTIVITIES

   Cost of patents                                                0        (47,365)             0        (33,245)         (168,430)
   Investment in Rockford Technologies                            0              0              0              0          (217,756)
   Proceeds from the sale of marketable securities                0              0              0              0            95,673
                                                        -----------    -----------    -----------    -----------       -----------
      Cash used in investment activities                          0        (47,365)             0        (33,245)         (290,513)

Increase in cash                                              8,002        (61,770)        10,282        (31,652)           17,102
Cash at beginning of period                                   9,100         93,384          6,820         63,266                 0
                                                        -----------    -----------    -----------    -----------       -----------
Cash at end of period                                   $    17,102    $    31,614    $    17,102    $    31,614       $    17,102
                                                        ===========    ===========    ===========    ===========       ===========

Interest expense                                        $       120    $     2,917    $       120    $     2,665       $     2,917

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for licensing
  agreements and technologies                           $         0    $         0    $         0    $         0       $ 2,005,350
                                                        -----------    -----------    -----------    -----------       -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE QUARTERS ENED AND
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001

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

     The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Stockholders' Equity

     During the second quarter of 2002, the Company issued 1,302,958 restricted common shares as payment in full for general corporate and securities counsel, officer fees and director fees at a deemed value of $55,198.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section, that are not historical or current facts, deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to the seeking of revenue producing acquisitions, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

     The Company has not generated revenue from operations during the first six months of 2002 or since its inception. During the second quarter of 2002, the Company began the quarter with $9,100 in cash and received a refund of approximately $10,000 from a consultant for discontinued research.. At July 20, 2002, the Company had a working capital deficit. The Company had approximately $5,000 in cash and trade payables of approximately $20,000 at that date.

     During the second quarter 2002, the Company had no cash disbursements but disbursed $11,672 during July 2002 for auditing costs, electronic filing fees and transfer agent fees.

     During the second quarter of 2001, the Company had cash disbursements of approximately $50,000 in officer consulting fees, $22,000 in general counsel and legal fees to submit its registration statement, $16,500 in travel expenses, $12,000 in director fees, $10,500 for investor relation expenses, $5,500 for office expenses, $3,000 for auditing costs, $2,665 in interest expense on the debenture and approximately $8,000 on other general and administrative costs.

     During the second quarter of 2002, directors personally incurred expenses of $1,625 on behalf of the Company for patent renewal fees and office expenses. On June 30,2002, the directors, officers and its general legal counsel reduced their accrued fees of $112,000 to $55,198 and agreed not to charge any more fees until the Company successfully acquires a revenue generating operation. The Company eliminated the debt of $55,198 by issuing 1,302,958 restricted common shares.

     Also during the second quarter of 2002, all stock options to directors expired leaving 500,000 options to a previous consultant remaining. All options are priced significantly higher than the trading market of Company's stock and the probability of their being exercised is low at this time.

     The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The Company has placed its primary emphasis on product development, dependability and commercial viability of its acquired technologies. Management is currently determining the cost-benefit involved to develop its Excimer Lamp intellectual property into commercial applications. To date, the Company has not generated any revenues from any of its acquired intellectual property except minimal royalties from Daimler Benz from the IEC Technology. Rhombic is currently a development stage company and is operating at a loss. None of the intellectual properties have been developed to commercialization. The Company is not able to determine an approximate date for commercialization of any of its intellectual property at this time. No assurances can be given that any of the Company's intellectual property will ever be developed to a point of usefulness or, if developed, that any will be commercially feasible.

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

     The  Company  is  currently  in  discussions  with  potential   acquisition
candidates   that  are  revenue   producing   that  would  bring  value  to  the
shareholders.

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

ITEM 2. CHANGES IN SECURITIES

     The following information is given with respect to all unregistered securities sold or issued by Rhombic in the period covered by this report:

     (1) Effective June 30,2002, 1,302,958 restricted common shares were issued to the Company's general legal counsel and its directors and officers as payment in full for services pertaining to corporate administration and director fees. The deemed value of the shares issued was $55,198 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RHOMBIC CORPORATION


August 14, 2002                            By: /s/ Albert Golusin
---------------                                ---------------------------------
Date                                           Chief Financial Officer,
                                               Principal Financial Officer