Form 10QSB/A
period 2002-06-30
RHOMBIC CORP
filed 2002-08-15
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Note: This filing is to amend exhibits 99.1 and 99.2

                          PART II -- OTHER INFORMATION

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


August 15, 2002                            By: /s/ Albert Golusin
---------------                                ---------------------------------
Date                                           Chief Financial Officer,
                                               Principal Financial Officer