Form 10QSB
period 2002-09-30
RHOMBIC CORP
filed 2002-11-13
CIK 1032405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-29049


                               RHOMBIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                86-0824125
------------------------------------                         -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            1475 S. Bascom, Suite 210
                           Campbell, California 95008
               --------------------------------------------------
               (Address of principal executive offices (zip code)

                                 (408) 371-2301
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at September 30, 2002
-----------------------------                 ----------------------------------
Common Stock, par value $0.001                             30,000,000

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                               RHOMBIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $     5,370


OTHER ASSETS:
  Investments                                                            12,042
  Licensing Agreements and Technologies                                 281,258
  Patents                                                                   734
                                                                    -----------

Total assets                                                        $   299,404
                                                                    ===========


LIABILITIES
CURRENT
   Accounts Payable                                                 $    32,094

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
 1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000 shares
 authorized, 30,000,000 issued and outstanding                           30,000
Additional paid-in capital                                            8,506,524
(Deficit) accumulated during the development stage                   (8,261,738)
Net unrealized holding (loss) on securities held for sale                (7,476)
                                                                    -----------

Total stockholders' equity                                              267,310
                                                                    -----------

Total liabilities and stockholders' equity                          $   299,404
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     CUMMULATIVE FROM
                                                                                                     NOVEMBER 21, 1994
                                          FOR THE 9 MONTHS ENDED          FOR THE 3 MONTHS ENDED      (INCEPTION) TO
                                      SEPT. 30,2002   SEPT. 30,2001   SEPT. 30,2002   SEPT. 30,2001    SEPT. 30,2002
                                      -------------   -------------   -------------   -------------    -------------
Royalty income                         $         0     $         0     $         0     $         0      $     5,729
Interest income                                  0              80               0               0            6,954
                                       -----------     -----------     -----------     -----------      -----------
                                                 0              80               0               0           12,683
EXPENSES
  Research and development expense          (9,183)         12,246               0           6,465          688,563
  Write down of Intellectual property            0               0               0               0        1,891,788
  Legal & accounting                        45,612         116,521          10,710          46,093          786,930
  Transfer Agent Expenses                    1,665             948             147             519           28,219
  Consulting, related party                      0               0               0               0          367,000
  Consulting                                     0          37,375               0          36,500        2,876,830
  Interest expense                             120           2,917               0               0            3,037
  Other general & administrative             4,016         257,170           1,357          72,561        1,561,763
                                       -----------     -----------     -----------     -----------      -----------
   Total Expenses                           42,230         427,177          12,214         162,138        8,204,131
OTHER REVENUES & EXPENSES
  (Loss) on sale of Investments                  0         (92,616)              0         (92,616)         (70,290)

NET INCOME (LOSS)                      $   (42,230)    $  (519,713)    $   (12,214)    $  (254,754)     $(8,261,738)
                                       ===========     ===========     ===========     ===========      ===========
NET LOSS PER SHARE:
  Basic                                $     (0.00)    $     (0.02)    $     (0.00)    $    (0.01)
                                       ===========     ===========     ===========     ==========
  Diluted                              $     (0.00)    $     (0.02)    $     (0.00)    $    (0.01)
                                       ===========     ===========     ===========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                 29,140,907      26,772,481      30,000,000      26,772,481
                                       ===========     ===========     ===========     ==========
  Diluted                               29,140,907      26,772,481      30,000,000      26,772,481
                                       ===========     ===========     ===========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            (Deficit)    Net unrealized
                                                                                           Accumulated    holding loss
                                                         Common Stock       Additional        During      on available
                                                    --------------------      Paid-In       Development    securities
                                                      Shares      Amount      Capital          Stage     held for sale    Total
                                                      ------      ------      -------          -----     -------------    -----
Balance at December 31, 2000                        26,286,100    $26,286   $ 8,043,540     $(7,236,754)     $  0      $ 833,072
  Shares issued for services                           290,000        290        59,710               0         0         60,000
  Net (loss) for the quarter ended March 31, 2001            0          0             0        (144,255)        0       (144,255)
                                                    ----------    -------   -----------     -----------      ----      ---------

Balance at March 31, 2001                           26,576,100     26,576     8,103,250      (7,381,009)        0        748,817
  Shares issued for services                           400,000        400        91,600               0         0         92,000
  Shares issued for debenture conversion             1,166,142      1,166       198,834               0         0        200,000
  Costs of offering                                          0          0       (20,831)              0         0        (20,831)
  Net (loss) for the quarter ended June 30, 2001             0          0             0        (120,704)        0       (120,704)
                                                    ----------    -------   -----------     -----------      ----      ---------

Balance at June 30, 2001                            28,142,242     28,142     8,372,853      (7,501,713)        0        899,282
  Shares issued for services                           250,000        250        31,250               0         0         31,500
  Costs of offering                                          0          0        (1,134)              0         0         (1,134)
  Net loss for the quarter ended Sept. 30, 2001              0          0             0        (254,754)        0       (254,754)
                                                    ----------    -------   -----------     -----------      ----      ---------

Balance at September 30, 2001                       28,392,242    $28,392   $ 8,402,969     $(7,756,467)     $  0      $ 674,894

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY-CONTINUED
                                   (UNAUDITED)
                                    (Deficit)

                                                                                          (Deficit)    Net unrealized
                                                                                         Accumulated    holding loss
                                                         Common Stock       Additional      During      on available
                                                    --------------------      Paid-In     Development    securities
                                                      Shares      Amount      Capital        Stage     held for sale    Total
                                                      ------      ------      -------        -----     -------------    -----
Balance at December 31, 2001                        28,697,042    $28,697   $8,452,629    $(8,219,508)    $(7,476)    $ 254,342
  Net (loss) for the quarter ended March 31, 2002            0          0            0        (41,992)          0       (41,992)
                                                    ----------    -------   ----------    -----------     -------     ---------

Balance at March 31, 2002                           28,697,042     28,697    8,452,629     (8,261,500)     (7,476)      212,350
 Shares issued for services                          1,302,958      1,303       53,895                                   55,198
 Net income for the quarter ended June 30, 2002                                                11,976                    11,976
                                                    ----------    -------   ----------    -----------     -------     ---------

Balance at June 30, 2002                            30,000,000     30,000    8,506,524     (8,249,524)     (7,476)      279,524
 Net (loss) for the quarter ended Sept. 30, 2002             0          0            0        (12,214)          0             0
                                                    ----------    -------   ----------    -----------     -------     ---------

Balance at September 30, 2002                       30,000,000    $30,000   $8,506,524    $(8,261,738)    $(7,476)    $ 267,310
                                                    ==========    =======   ==========    ===========     =======     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVLOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS              FOR THE THREE MONTHS     CUMULATIVE FROM
                                                         ENDED SEPT 30,                     ENDED SEPT 30,      NOVEMBER 21, 1994
                                                    ---------------------------     ---------------------------   (INCEPTION) TO
                                                        2002            2001           2002            2001        SEPT 30, 2002
                                                    -----------     -----------     -----------     -----------    -------------
OPERATING ACTIVITIES
  Net (loss) income for the period                  $   (42,230)    $  (519,713)    $   (12,213)    $  (254,754)    $(8,261,738)
  Adjustments to reconcile net cash used
   by operations:
   Write down of intellectual property                        0               0               0               0       1,891,788
   Loss on sale of marketable securities                      0          92,617               0          92,617          70,290
   Rockford shares issued for services                        0          35,820               0          35,820          32,275
   Rockford shares issued for payables                        0          27,818          27,818               0
   Common stock issued for services                      26,766         183,500               0          31,500       1,947,250
   Common stock issued for payables                      28,432               0               0               0          28,432
   Fair value of options granted                              0               0               0               0       2,000,912
   (Increase) decrease in accounts receivable                 0               0               0             291               0
   (Increase) decrease in prepaid expenses                  300           1,900               0             400               0
   Increase (decrease) in accounts payable               11,434         (63,909)            481          17,915          32,094
   Increase (decrease) in due to related parties        (28,432)              0               0               0               0
                                                    -----------     -----------     -----------     -----------     -----------
Net Cash (used) by operating activities                  (3,730)       (241,967)        (11,732)        (48,393)     (2,258,697)

FINANCING ACTIVITIES
  Proceeds from private placements                            0               0               0               0       1,347,830
  Proceeds from convertible debenture                         0         200,000               0               0         200,000
  Offering costs                                              0         (21,965)              0          (1,134)              0
  Proceeds from exercise of stock options                     0               0               0               0       1,006,750
                                                    -----------     -----------     -----------     -----------     -----------
Cash provided from financing activities                       0         178,035               0          (1,134)      2,554,580
                                                    -----------     -----------     -----------     -----------     -----------
INVESTING ACTIVITIES
   Cost of patents                                            0         (47,365)              0               0        (168,430)
   Investment in Rockford Technologies                        0               0               0               0        (217,756)
   Proceeds from the sale of marketable securities            0          19,506               0          19,506          95,673
                                                    -----------     -----------     -----------     -----------     -----------
Cash used in investment activities                            0         (27,859)              0         (33,245)       (290,513)
                                                    -----------     -----------     -----------     -----------     -----------

                               RHOMBIC CORPORATION
                          (A DEVLOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS              FOR THE THREE MONTHS     CUMULATIVE FROM
                                                         ENDED SEPT 30,                     ENDED SEPT 30,      NOVEMBER 21, 1994
                                                    ---------------------------     ---------------------------   (INCEPTION) TO
                                                        2002            2001           2002            2001        SEPT 30, 2002
                                                    -----------     -----------     -----------     -----------    -------------
Increase in cash                                         (3,730)        (91,791)        (11,732)        (30,021)          5,370
Cash at beginning of period                               9,100          93,384          17,102          31,264               0
                                                    -----------     -----------     -----------     -----------     -----------
Cash at end of period                               $     5,370     $     1,593     $     5,370     $     1,593     $     5,370
                                                    ===========     ===========     ===========     ===========     ===========

Interest expense                                    $       120     $     2,917     $         0     $         0     $     3,037

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Issuance of common stock for licensing
   agreements and technologies                      $         0     $         0     $         0     $         0     $ 2,005,350
                                                    -----------     -----------     -----------     -----------     -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               RHOMBIC CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                            FOR THE QUARTERS ENED AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

As shown in the accompanying financial statements, the Company had a net loss of $12,214 for the three months ended September 30, 2002 and a net loss of $42,230 for the nine months ended September 30, 2002. It has incurred an accumulated deficit of $8,261,738 and has a deficit in working capital of approximately $26,724 as of September 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Stockholders' Equity

During the third quarter of 2002, the Company had issued 37,000,000 restricted shares to John Hartman in exchange for 31% of NEXT Advisors Inc., "NAI", in a share for share exchange.

During the week ended October 4, 2002, a primary creditor of NAI was unwilling to negotiate the settlement of a $750,000 credit line secured by substantially all of the assets of NAI. As a result, on October 7, 2002, the board of directors of Rhombic and NAI terminated the Agreement by mutual consent and Mr. Hartman returned his 37,000,000 shares of Rhombic and Rhombic returned Mr. Hartman's shares of NAI stock which represented 31% ownership in NAI. As a result, the financial statements at September 30, 2002 do not show the 37,000,000 restricted shares outstanding at September 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF THE COMPANY'S DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND THE COMPANY'S ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND PLAN OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.

General:

Since its inception during 1994, the Company has been in the development stage and its efforts have been primarily focused on the acquisition of the rights to innovative technologies that could ultimately be developed into numerous applications. During the years of 1999 through 2001 it began to focus on the research and development of its portfolio of acquired technologies and develop specific applications in order to make them commercially marketable. The business strategy of the Company was to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales.

On September 23, 2002, the board of directors of the registrant approved a Stock Purchase Agreement, (the "Agreement"), by and among Rhombic Corporation ("Rhombic") and Next Advisors, Inc. a Delaware corporation ("NAI"). Pursuant to the Agreement, Rhombic purchased approximately 31% of the issued and outstanding shares of NAI from John Hartman, in exchange for 37,000,000 shares of Rhombic, representing over 50% of the issued and outstanding Common shares of Rhombic. At the time, John Hartman was the Chief Executive Officer and director of NAI.

On September 26, 2002, the board of directors of Rhombic appointed John Hartman as director and Chief Executive Officer and appointed George Bell as a director, Vice-Chairman and Chief Operating Officer. Stan Porayko resigned from the board as a director and secretary, which left four directors remaining. Albert Golusin was appointed as secretary and treasurer.

As described in the subsequent event section, the registrant rescinded its acquisition of Next Advisors, Inc. and retained John Hartman as its President and a director.

It is the intention of Rhombic to become a multifaceted technology and real estate services company. To achieve its new business plan, Rhombic will acquire and develop software technology targeted at the real estate lending markets and to serve as a parent to companies that would provide financial publishing mortgage brokerage and mortgage banking real estate services to customers through a developed software application.

Rhombic is currently in discussions with a company in the financial services technology and publishing industry. Subject to the conclusion of satisfactory negotiations and due diligence, it is the intention of management to acquire this company in a share for share exchange.

Rhombic is currently considering the acquisition of firms or the establishment of business lines in the mortgage brokerage, investment advisory, insurance brokerage and commercial and residential mortgage banking sectors.

The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The new management of rhombic plans reviews its intellectual property and patents with potential joint venture partners to determine the feasibility of any development projects.

The Company does not have any employees and uses consultants for matters pertaining to coordinating technology development and administration. The Company may hire employees during the next twelve months depending upon its success in developing prototype applications for sale and financing more development.

Results of Operations:

Comparison of Quarter Ended September 30, 2002 and 2001

During the third quarter of 2002, the Company began the quarter with $17,102 in cash, then paid accounting review costs and its transfer agent leaving it with $5,370 in cash at the end of the quarter. At September 30, 2002, the Company had a working capital deficit of approximately $ 27,000.

During the third quarter of 2001, the company sold 600,000 shares of its holdings in Rockford Technology Corporation for $19,506 in cash and exchanged 900,000 shares of Rockford for services and the payment of existing payables. The Company disbursed approximately $10,000 in cash for auditor reviews and legal fees regarding a registration statement, quarterly filing and business consulting, $5,000 to a scientific consultant for an opinion on current patents and patents pending as well as $ 35,000 for salaries, travel and overhead expenses.

Comparison of Nine Month Periods Ended September 30, 2002 and 2001

The Company has not generated revenue from operations during the first nine months of 2002 or since its inception.

During the first nine months of 2002, the Company used some of its cash, increased its payables and issued $ 55,198 of its restricted common shares to pay its legal, accounting, transfer agent fees and other general and administrative expenses totaling $42,230.

During the first nine months of 2001, the Company received net proceeds of $178,035 from a convertible debenture and $ 19,506 of cash from the sale of some of its investment in Rockford Technology Corporation. Part of the proceeds were used to pay approximately $47,000 of patent costs in order to maintain their status. The remaining cash proceeds of approximately $ 150,000 were used in addition to approximately $92,000 of cash which existed at the beginning of the period along with approximately $62,000 of stock in Rockford Technology Corporation and $183,500 in value of the registrants own restricted stock to reduce its payables by $ 63,909, pay legal and accounting fees of $ 116,521, consulting fees of $ 37,375 research costs of $12,246 and general overhead costs which included administrative consulting, of $ 257,170. The research costs were to evaluate the commercial viability of utilizing the Company's patented process of diamond doping in a fuel cell design.

Liquidity and Capital Resources:

We have sufficient capital to support operations through the remainder of 2002. We anticipate that our capital requirements for the balance of the period ending December 31, 2002 will require that additional cash be raised from external sources. We currently believe that this requirement will be met by cash equity investments. On October 11, 2002, Rhombic began a private placement to accredited investors for $250,000. The terms of the offering are a 10% annual interest bearing note that can be converted by the holder into restricted common shares at $.08 with a warrant to buy an equal amount of shares at $.09. The term of the note is one-year from the subscription date and the registrant has the right to extend the note for an additional year. The term of the warrant is for three years from the subscription date. As of October 15, 2002, the company has subscribed $16,000 under this private placement. The company has paid $1,600 in commissions in connection with the subscriptions and has received $14,400 in net proceeds. However, there is no assurance that we will be able to generate capital sufficient to meet these long-term needs. If we can't meet these requirements, we may not be able to continue as a going concern.

Subsequent Events:

During the week ended October 4, 2002, a primary creditor of NAI was unwilling to negotiate the settlement of a $750,000 credit line secured by substantially all of the assets of NAI. As a result, on October 7, 2002, the board of directors of Rhombic and NAI terminated the Agreement by mutual consent and Mr. Hartman returned his 37,000,000 shares of Rhombic and Rhombic returned Mr. Hartman's shares of NAI stock which represented 31% ownership in NAI.

Mr. Hartman remains a director and Chief Executive Officer of Rhombic; however, as of October 9, 2002, Mr. Hartman resigned as Chief Executive Officer and director of NAI. Other than his relationship as a director and Chief Executive Officer of Rhombic, there are no other arrangements or understanding between Mr. Hartman and Rhombic currently in effect.

On October 9, 2002, Mr. Bell resigned as a board member of Rhombic and shall remain a director and the Chief Operating Officer of NAI.

Forward Looking Statements:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

Risk Factors:

The Company continues to be subject to a number of risk factors, including the uncertainty of developing a commercial application for its intellectual property, the ability of management to successfully acquire and manage revenue generating operating companies profitably, the need for additional funds, competition, technological obsolescence and the difficulties faced by development stage companies in general.

ITEM 3: CONTROLS AND PROCEDURES

a) Disclosure controls and procedures . Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation , the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         1. A Form 8-K filed on September 5, 2002, reported in Item 5, the registrant agreed in a letter of intent to acquire NEXT Advisors, Inc.
         2. A Form 8-K filed on September 25, 2002, reported in Items 1, 2, and 9, on a change in control of the registrant through a partial acquisition of NEXT Advisors, Inc.
         3. A Form 8-K filed on October 11, 2002, reported in Items 1 and 5 that the partial acquisition of NEXT Advisors, Inc. was mutually terminated and the addition of one new board member and resignation of one board member.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHOMBIC CORPORATION


     Signatures                      Title                           Date
     ----------                      -----                           ----


/s/ John Hartman             Chief Executive Officer           November 13, 2002
------------------------
John Hartman


/s/ Albert A. Golusin        Chief Financial Officer           November 13, 2002
------------------------
Albert A. Golusin