Form 10KSB
period 2002-12-31
RHOMBIC CORP
filed 2003-04-17
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2002

                         Commission File Number 0-28375


                            SILVERADO FINANCIAL, INC.
                        (Formerly as Rhombic Corporation)
             (Exact name of registrant as specified in its charter)

           Nevada                                      86-0824125
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

             1475 South Bascom Avenue, Suite 210, Campbell, CA 95008
               (Address of principal executive offices) (Zip Code)

                        Telephone Number: (408) 371-2301

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
   Title of each class                               which registered
   -------------------                               ----------------
         None                                             None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 31, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,250,000

At April 7, 2003, the number of shares outstanding of registrant's Common Stock was 54,173,936.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

SILVERADO FINANCIAL, INC. ("Silverado" or the "Company"), is a development-stage company incorporated under the laws of the State of Nevada. The corporation was initially formed on February 26, 1987 as Toledo Medical Corporation. The name was changed to Almaz Space Corporation on February 9, 1991 and to Ready When You Are Funwear, Inc. on April 14, 1992. On December 30, 1994 a group of individuals acquired control of the corporation. On February 17, 1995, they changed the name to Rhombic Corporation. On March 19, 2003, the company changed its name to Silverado Financial, Inc. The Company is currently headquartered in Campbell, California.

The Company is in the development stage and its efforts, since inception, until October of 2002, has been primarily focused on the acquisition of the rights to intellectual property that could lead to the development of innovative technologies. During the years of 1999 and 2000 it began to focus on the research and development of its portfolio of acquired intellectual property. During 2001, the Company's main objective was to identify and develop specific applications from its intellectual property in order to make them commercially marketable. In November 2002, Silverado acquired Financial Software, Inc. as the first part of its strategy to enter the lucrative financial services sector.

The company has five wholly owned subsidiaries. They are:

     *    Rockford Technology Associates, Inc. ("Rockford")
     *    Nanophase Diamond Technologies, Inc. ("Nanophase")
     *    AEP Technologies, Inc. ("AEPT")
     *    Rhombic Detection Technologies, Inc. ("RDT")
     *    Financial Software, Inc. ("FSI").

By assignment from the University of Illinois on September 5, 1995, filed with the Patent and Trademark Office, Rockford owns a patent for the Inertial Electrostatic Confinement and Neutron Monitor technology. On June 27, 1996, Rockford entered a licensing agreement with Daimler Benz Aerospace and the University of Illinois by which it is entitled to receive a long-term royalty on all IEC sales throughout the world including North America and may engage in direct marketing of the technology in North America without restriction. In return, Rockford assigned to Daimler Benz Aerospace, "Daimler", its right, title and interest to the Inertial Electrostatic Confinement technology for its development and commercialization by Daimler Benz Aerospace. In late August 2000, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Silverado that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, Silverado attempted to form of a joint venture between itself, Astrium and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. The joint venture company was planned to originate in the wholly owned subsidiary of Silverado named AEP Technologies, Inc. ("AEPT"). Agreements were obtained from all of the participating joint venture partners to perform their respective roles; however, Silverado was unable to raise the necessary capital to begin the project.

Nanophase owns the Diamond Film Forced Diffusion technology. No activity occurred during 2001 or 2002 in the subsidiary.

Rhombic Detection Technologies, Inc. was formed during 2000 in anticipation of Rhombic's being awarded a contract from the Department of Energy ("DOE") to develop a Beryllium detection device. Rhombic was not awarded the contract by the DOE; therefore, the subsidiary was not used.

As a technology transfer and development stage company, Silverado has limited finances. On March 8, 2001 it signed a $2.5 million convertible debenture to be funded with installment payments starting May 1, 2001 in order to accomplish its growth objectives and development of products and marketing of its technologies. The Holder funded $200,000 on the debenture and converted the advances into 1,166,142 shares of the Company under the terms of the debenture. On July 20, 2001, the Company withdrew its registration statement for the shares issued and to be issued under the debenture because it was no longer applicable to the Company.

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

ACQUISITION OR DISPOSITION OF ASSETS

On January 3, 2000, the Company acquired the right, title and interest in an invention named "Micro Wave Driven Ultra Violet Lamp" or "Excimer Lamp". The seller agreed to provide technical support for the research and development of the Excimer Lamp when the development takes place. The Company issued 100,000 restricted shares at a deemed value of $281,250 and issued the inventor and option to purchase 50,000 shares of its common stock at $1.00 per share until December 31, 2000. The option was not exercised on December 31, 2000 and expired.

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

On November 19th, 2002, Silverado acquired all of the issued and outstanding shares of Financial Software, Inc., (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing web-sites. This acquisition was completed on a share for share exchange basis for 22,000,000 shares of Silverado Common Stock at a deemed value of $1,100,000 and a note for $275,000. Silverado acquired FSI in order to gain access to certain proprietary software products owned by FSI which Silverado intends to further develop and extend into a comprehensive back office platform necessary to accomplish its business objectives.

The Company is currently in negotiations to acquire Realty Capital Corporation, a California based mortgage and insurance brokerage company owned partly by a director of the Company, his wife, and others. Silverado intends to acquire Realty Capital on a share for share exchange. The exact number of shares is subject to an independent, fair market valuation of the net assets of Realty
Capital with no shares to be issued in exchange for goodwill or other intangibles as this is not an arms length transaction. Realty Capital is currently operating and does generate revenue.

Silverado intends to apply for a license as a lender in the states of California, Alaska, Arizona, Idaho, Nevada, New Mexico, Oregon, Washington, and Utah.

Silverado intends to make future acquisitions of revenue generating operations in the Mortgage Brokerage and Mortgage Banking sectors. However, currently, the Company does not have a definitive source of capital to finance such acquisitions. In this respect, the Company intends to accomplish its acquisition plans by exchange of the Company stock. There is no assurance that the Company will be able to arrange for such acquisitions or as to the trading price or liquidity of the Company's common stock. Low trading price or poor liquidity of the Company's common stock may adversely affect the Company's ability to engage in future acquisitions and to accomplish its growth objectives.

INTELLECTUAL PROPERTY

In early July 2001, the Company hired a scientific consultant to evaluate all of the patents and patent applications of the Company for relevance to potential commercial applications. The consultant first stated that all patents and provisional patents involving Field Enhanced Diffusion by Optical Activation (FEDOA) which covered diamond based fuel cells, diamond doping and the removal of impurities, listed inventors that are or were faculty members of the University of Missouri at Columbia. The University administration asserts that all inventions created at the University by its faculty members are its intellectual property and not Silverado's. The following opinions on Silverado's provisional patents invented by faculty members at the University of Missouri are summarized as follows:

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

     3. Provisional patent applications for a System and Method for Removal of Impurities from materials such as semiconductors using FEDOA would require significantly more research to determine commercial value. Although the process appears to offer an increase yield of chips obtainable from wafers, the commercial viability is questionable because the FEDOA is very slow for commercial applications.

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

The consultant also evaluated Silverado's intellectual property that was unaffected by potential claims from the University of Missouri. His opinions are as follows:

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

The consultant recommended proceeding with a development plan for commercial applications involving the Manufacturing of Disperse Composite Materials. He also recommended that the Company proceed with Contact Diffusion into Diamond if reasonable arrangements could be made to secure a license to receive the processed diamond material necessary to complete the process.

Upon the recommendations of the consultant, the company met with its patent attorneys and determined that the application deadlines to extend the patents pending on the Manufacturing of Disperse Composite Materials had expired. As a result, the President, Roger Duffield, met with the inventors of the patents and determined a commitment of $500,000 to $1,000,000 in capital would be needed to begin a development program for any commercial applications that would provide specific patent coverage for any process developed. Due to existing financing problems that the Company was facing, Silverado's President recommended a merger with a private research and development company that had capital and scientists. Unfortunately, Silverado never received enough information from the company to evaluate a merger and Silverado's President subsequently resigned.

Silverado recognized an impairment in the value of FEDOA and its corresponding intellectual properties as a result of the consultants report and its inability to raise money during 2001 for the development of any of its applications.

Silverado recognized an impairment in the value of the Excimer Lamp and its corresponding intellectual properties as a result of its inability to raise money during 2002 for the development of any of its applications.

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., Silverado acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the data and provide accurate and detailed insight into an individuals personal financial picture on a real time basis. This software can manage a host of disparate objectives as they relate to a persons financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a wealth of new and different mortgage, investment or insurance products.

POTENTIAL COMMERCIAL APPLICATIONS

Silverado intends to initially utilize the software acquired in connection with the acquisition of Financial Software Inc. to develop new mortgage products aimed at sub-prime borrowers whereby Silverado will generate mortgage products at high interest rates relative to prime borrowers and through the use of the software, determine whether or not an individual borrower is acting in a manner which would enable a rebate of certain portions of said higher interest rate. If a borrower should in fact act in this manner, within a relatively short period, the borrower's credit rating should improve and Silverado will be able to refinance the loan at a lower rate. Should the borrower not act accordingly, the higher rate will be collected. Eventually, we intend to modify the software to create aggregated pictures of individual financial positions in order to market a range of products and services to customers including but not limited to insurance and securities related products and services.

IMPAIRED INTELLECTUAL PROPERTY

All of Silverado's intellectual properties are in the development phase. Silverado's current portfolio of impaired intellectual property includes (1) Inertial Electrostatic Confinement and the Neutron Monitoring Detector, (2) Diamond-reinforced Flywheel Battery and Radio Nuclide Battery, (3) Active Engine ("Rhombic Explorer") (4) Disperse Composite Material (5) LENR/DCM technology and
(6) Diamond Film and Forced Diffusion. All of these have been acquired by Silverado in exchange for shares of its common stock from different parties including research companies and individual inventors throughout the world. In certain cases, as part of the acquisition of the technology, the Company has agreed to pay royalty fees based on sales, when and if any such sales occur.

1. Inertial Electrostatic Confinement "IEC"

The IEC device is a large, negatively charged grid ionizing the gas inside a spherical vacuum chamber. The positive ions produced by this plasma are attracted toward the central cathode (negative electrode). Since the grid is mostly transparent, most of the ions will pass through the grid toward the center of the device, rather than collide with the grid. At the center, many of the ions will collide with each other. If the constituent particles of the gas are of fusionable fuels, (tritium, deuterium, helium-3) some of the collisions will result in fusion and the concurrent release of energy. Increasing the number of fusion reactions would increase the energy output of a fusion reactor, or would increase the number of valuable fusion products produced (neutrons, helium-3). Potentially the IEC device may become a source of energy. Currently, however, the IEC device does not produce as much energy as is used to operate it.

Research on the technology began during 1993 under a licensing agreement between Daimler-Benz Aerospace (DASA), the University of Illinois and Rockford Technology Associates (a wholly owned subsidiary of Silverado). The development program objective was to develop a neutron generator for multiple applications. As of December 2000, the development program with Astrium successfully proved the demonstrator model of the neutron generator in continuous operation for over 5,000 hours. This achievement was significant because there are not any known competitors that have been able to match the longevity of Astrium's demonstrator. Competitors have been able to generate a higher output of neutrons per second than the demonstrator. Current applications suitable for the Astrium demonstrator are:

     a.   medical cancer treatments
     b.   bulk foodstuffs quality control
     c.   On-line   measurement  of  coal  quality  at  the  power  station  for combustion emission control.
     d.   On-line measurement of mineral quality in the mining industry.
     e.   Land mine detection

Silverado acquired a related device during September 1999 utilizing the principle described above. The device is named the Neutron Monitoring Detector and monitors the speed and frequency of passing neutrons to assess the quality of alloy. Some practical applications of this technology may include detection of impurities in high quality alloys, mineral quality analysis in coal, cement and similar industries, detection contraband at airports, bus stops, train stations, and detection of nonmetallic antipersonnel land mines.

During the second quarter of that year, the Company paid $22,000 in cash and issued 50,000 restricted common shares to Roger Duffield to prepare a business plan to develop and commercialize the Inertial Electrostatic Confinement technology. On September 1, 2000 Mr. Duffield became the President of the Company and completed the business plan. While completing the business plan in late August, Astrium, which is a subsidiary of Daimler-Chrysler Aerospace, informed Silverado that they would not continue to self-fund the Neutron Generator project beyond December 31, 2000. As a result, the business plan provided for the formation of a joint venture between Astrium, Silverado, and other partners that would provide capital and technological expertise to commercialize the technology within certain applications. Agreements were obtained from all of the participating joint venture partners to perform their respective roles. The joint venture was not funded by the participating partner who committed to capitalizing the joint venture. As a result, Astrium informed the Company and the University of Illinois that it had no intention to continue research on the neutron generator project or on paying any future royalties beyond December 31, 2000.

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

On May 30, 2000, the Company received an extensive five-volume Technical and Business Panning and Development report on its Radionuclide Batteries for space applications. The conclusion was that the

Noble Gas battery was neither economically feasible nor commercially viable because of the scarcity of the required gases and the cost to produce those gases such as Kr-85 and Ar-39.

The dust plasma battery was evaluated as not feasible because the Technetium-99 isotope is not a practical radioisotope because extremely large amounts would be required for the battery. Strontium-90 would not be appropriate for commercial use because it represents a major biological hazard.

3. Active Engine ("Rhombic Explorer"):

The Active Engine or Magnesite is a software program designed to economize on Internet search and data download costs. It creates site directories and translates hypertext references, making the information fully useable offline. The development of the Magnesite is interrelated with the Company's efforts to develop and launch the Rhombic Explorer, a personal Internet search engine. During September, the Company and its strategic marketing partner, Vision Magnetics, conducted quality assurance testing on the Magnesite code to ensure product reliability and to allow for expansion of Magnesite into Magnesite Pro. The results of the testing indicated that the program was not suitable for marketing because of its inability to download graphics and certain web sites in their entirety. As a result of the testing, the Company is evaluating the cost and benefits involved in debugging the program and bringing it to the marketplace. In conjunction with the planned marketing of Magnesite during the third quarter, Vision Magnetics engaged programmers to create a new website for Silverado to sell, deliver and maintain user registration and update information as well as hard delivery of diskettes containing Magnesite code to end users. Vision informed Silverado that it needed to obtain a marketing study in order to determine the specifications needed for the Magnesite Pro. During the fourth quarter of 2000, the Company engaged a programmer to debug the program in order to prepare it for quality assurance testing.

During the first quarter of 2001, it became apparent to Silverado that there was no cost benefit to continue developing Magnesite because of the necessary costs to continue developing a working program, conducting marketing studies, incurring marketing costs and incurring administrative and legal costs for licensing and customer service. On March 14, 2001, Silverado and Vision agreed to cancel all of their agreements with each other under a Mutual Release, Hold Harmless and Cross Indemnification Agreement.

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

6. Diamond Film Forced Diffusion.

Silverado's negative type diamond technology, referred to as "Forced Diffusion," has been successfully created in a former Soviet Republic laboratory to create functional integrated circuits. This technology consists of diffusing different elements into diamonds. Silverado believes that Forced Diffusion has many spin-off applications. Certain elements in diamond can change the mechanical, optical, and electrical properties of the material. For example, boron doping causes diamonds to turn blue and enhances the wear resistance of the diamond and makes a p-type conductor.

Methods of growing diamonds on a film have been accomplished by chemical vapor deposition. Generally methane gas is used as the source of carbon and hydrogen is used as the flux and carrier gas. Substrate temperatures are generally in the 700 - 800 Centigrade range. Several different substrates have been used for single crystal growth. In general, diamond has very good adhesion to most carbide forming materials. Diamond will nucleate and grow on most non-carbide forming materials but it tends to delaminate except on nickel, molybdenum and tungsten. Diamonds conductivity can be varied from very low values to very high values. It has tensile strength better than that of graphite and is the most chemically resistive material known to engineering.

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

The research plan for this technology has four aspects. 1) attention on understanding the forced diffusion process and how it produces n-type diamond material with Lithium, Oxygen and Chlorine will be done; 2) an examination on the forced diffusion of a variety of elements will be conducted; 3) a study on how the addition of these impurities changes the mechanical, optical, chemical, and electrical properties of the diamond; and 4) an evaluation of the electrical characteristics of various elements put into diamond by the forced diffusion process will be conducted.

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

Silverado believes that controlling impurities in Gallium Nitride "GaN" and Silicon Carbide "SiC" is important because impurities are used to make n-type and p-type materials. The n-type and p-type material is used to form transistors and other structures in integrated circuits. Impurities represent an imperfection in the crystal structure and a center for further propagation of imperfections during the growth phase. A high quality crystal structure is necessary in order to shrink the size of the transistors and other electrical elements. Crystal quality is also a means of increasing the lifetime of the integrated circuit. A second benefit of a relatively impurity free crystal structure is in the limitation of unwanted leakage currents.

During the first quarter 2000 approximately $85,000 was spent to build three second generation forced diffusion reactors. One reactor will be used for the n-type diamond material, one reactor for p-type materials and the third reactor for purification of crystals. Also, a high voltage Silicon Carbide purification reactor was built. This reactor will enhance the impurities removal rate from Silicon Carbide materials. Results from research during the year reduced impurity levels for oxygen and nitrogen from 10 parts per million to .5 parts per million. GaN is at the point where impurity levels are about one part per million and SiC is at about the 20ppm. It is imperative that the GaN and SiC industries continue along the path of high quality crystal production. We know from the silicon industry that when the impurity levels in silicon were decreased by one or two orders of magnitude that silicon achieved a factor of ten improvements in chip power consumption and lifetime. We can therefore anticipate improvements in GaN and SiC.

A specific program of work has been defined at the University of Missouri to demonstrate the process for treating 2-inch wafers using the existing reactor and to have designed and tested a prototype FEDOA for 6-inch GaN wafer treatment. Development budgets for this work program are estimated at $0.5 million.

6A. Diamond Fuel Cell

Previous research over many years by the team of scientists at the University of Missouri have developed innovations in diamond materials that have shown the capability to replace the current polymer electrolyte membrane with diamond.

This new development in proton diamond electrode membrane (PDEM) technology may allow high proton transport through the membrane by the process of a non-porous structure supported by an improved anode and cathode and to which hydrogen ions are not affected. Furthermore, a major advantage of using diamond is that it can withstand temperatures four times greater than current membrane material. Silverado believes that its planned PDEM could operate at higher temperatures than current standard proton polymer electrolyte membrane (PPEM) fuel cells, subsequently; reaction rates would be increased considerably with the platinum content decreased by a similar factor, while manufacturing costs would be drastically reduced. The new diamond membrane does not require moisture; whereas current PPEM must be kept moist, thus restricting operating temperatures

In conclusion, the Diamond PDEM fuel cell may allow for higher operating temperatures, an increased reaction rate and longevity and a much smaller fuel cell stacked system. Reduced platinum and manufacturing costs that can provide an opportunity to produce a fuel cell stacked system at an affordable price. The research budget would require a minimum of $500,000 to create a working model and approximately $1,500,000 to create prototypes with marketing plans.

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

The forced diffusion process has demonstrated that the optical properties of diamond can be changed with the addition of impurities. Mined blue diamonds are rare; 1 in 1,000,000 diamonds is blue. Other impurities added to a diamond crystal change its color from red to green. Modification of the optical properties of diamond can impact the gem market. The diamond gem market is about $4.8 billion. The colored diamond market is about $500 million. It is well known that the rare blue diamond is more than double the cost of a white diamond. In addition, red diamonds are the rarest gemstones known. Recently a 1/2 carat red diamond was auctioned for the price of $1.5 million dollars.

Forced diffusion is being applied to gemstone quality Type II diamond. The goal of this work is to demonstrate that the technology can be used to induce a color change in the crystal. The forced diffusion process used for coloring is used commercially and there are numerous patents by competitors covering the area. Silverado does not believe that it is sufficiently capitalized to pursue commercializing its doping technology as it applies to coloring diamonds.

7. Excimer Lamp

This lamp uses a highly efficient photon emission reaction (7-50%) from excimers to produce wavelengths of vacuum ultra violet (VUV) to visible light. An excimer is an excited state in a molecule that dissociates into an unbound state. This feature means that self-absorption in the lamp is small, and because of this, the lamp can be scaled to large volumes without severe degradation of the emission wavelength. The pioneering excimer lamp technology developed by
Columbia Research Instruments is now owned by Silverado. It efficiently transfers the energy of electricity to microwaves and microwaves to excimers (transfer efficiency between 50 and 90%). This technology produces light of a pure wavelength more efficiently than any other light source. This is significant because light is used to induce chemical reactions that are wavelength specific. The excimer lamp is orders of magnitude more cost effective (dollar/photon bandwidth) than anything that current technology is capable of producing.

COMPETITION

The Company operates in the competitive environment of financial services and financial technologies where other companies may be developing similar technologies with substantially larger financial resources, operations, staffs, engineers and facilities. The company's competitors include other financial software companies, financial portals and websites as well as national mortgage brokers, mortgage banks and banks. Failure to develop scale through internal growth and acquisition could have material adverse effect on the Company's future financial condition and could result in a write-off of a significant portion of its investment in the technologies.

The Company operates in the competitive environment of developing technologies where other companies may be developing similar technologies with substantially larger financial resources, operations, staffs, scientists and facilities. The Company is working toward developing prototype demonstrative models for certain applications of its technologies. There can be no assurance that the prospects will yield substantial economic returns or that a competitor may develop a similar prototype and enter the marketplace ahead of Silverado. Failure to develop applications from the technologies with an estimated economic return could have a material adverse impact on the Company's future financial condition and could result in a write-off of a significant portion of its investment in the technologies.

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

MARKETING

The Company's primary business focus is placed upon the acquisition and consolidation of the highly fragmented mortgage brokerage and mortgage banking markets. Management has extensive experience in its chosen markets and intends to integrate the fractured market through the use of technology and gain cost savings through economies of scale. Secondarily, Silverado will review the commercialization of its advanced technologies and commercial products resulting there from. The Company has limited experience in marketing of products and services in these fields of applications for its intellectual property and intends to rely on licensing and joint venture opportunities with companies for the marketing and sale of its technologies. The Company also has little experience marketing products of a consumer nature. There is no assurance that the Company will be successful in developing a market for any of its products or that it will gain any market recognition and acceptance.

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

Patent applications terminated

     *    Super Compact Radio Nuclide Battery Docket No. 790072.401
     *    Low-cost Elimination of Long-lived Nuclear Waste, U.S. App. 09/013,179
     * Method and System for Manufacturing Disperse Composite Materials, International Patent Application No. PCT/US99/16552.

EMPLOYEES

The Company currently has two employees.

RISK FACTORS

NO REVENUES, OPERATING LOSS. The Company has no Revenues and is Currently Operating at a Loss. The Company will need to raise additional capital through the placement of its securities or from debt or equity financing. If the Company is not able to raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate if additional sales of its securities cannot be generated or other sources of financing located.

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

NEED FOR ADDITIONAL FUNDING. The Company May Need Additional Financing. Future events, including the problems, delays, expenses and difficulties frequently encountered by startup companies may lead to cost increases that could make the Company's source of funds insufficient to fund the Company's proposed operations. The Company may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed.

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

OBSOLESCENCE OF INTELLECTUAL PROPERTY. The Company's Intellectual Property and Inventions May Become Obsolete. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, those inventions may become commercially obsolete during or after the patent review. There is no assurance that the Company's intellectual property, acquired or developed, may not become obsolete and remain commercially viable.

FAILURE TO OBTAIN PATENTS. The Company May Fail to Obtain Patent Protection in Various Jurisdictions. The Company has filed patent applications in several jurisdictions, including Japan, Korea, and the United States. The filing process is usually a costly and time-consuming undertaking requiring proper legal counsel under the laws of the jurisdiction where patent protection is sought. There is no assurance that those patent protection filings were properly and timely made. There is also no assurance that upon review, those applications may not be rejected for lack of novelty or any other bases sufficient to reject a pending patent application in any of those jurisdictions.

COMMERCIAL VIABILITY OF THE COMPANY'S CURRENT TECHNOLOGIES. The Company was organized to identify, assess, acquire and capitalize on technologies introduced and developed by scientists throughout the world. These technologies are new and in their research and development stage. Generally, it requires substantial time and resources to be able to both recognize a commercially successful technology or invention at an early stage and conduct a successful marketing campaign to sell this technology or invention. There is no assurance that all or any of the Company's research and development efforts will result in commercially viable final products.

LACK OF INTEREST IN ACQUIRED TECHNOLOGIES. The Company may fail to generate sufficient interest in acquired technologies. The Company must undertake substantial effort to educate the buying public, consumers and businesses, in the U.S. and worldwide, as to the Company's products and technologies. There is no assurance that the Company will be able to generate interest in and to create and maintain steady demand for its products over time.

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

LOSS OF KEY PERSONNEL. The loss of the company's key directors may adversely affect growth objectives. The Company's success in achieving its growth objectives depends upon the efforts of its directors. Their experience and industry-wide contacts significantly benefit the Company. The loss of the services of any of these individuals may have a material adverse effect on the Company business, financial condition and results of operations. There is no assurance that the Company will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

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

DILUTION.  Issuance  of Future  Shares May Dilute  Investors  Share  Value.  The
Certificate of Incorporation of the Company authorizes the issuance of 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company's common stock.

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

ITEM 2. PROPERTIES

PROPERTY

The Company has a two-year lease commitment for its corporate and sales office located at 1475 S. Bascom Avenue, Suite 210, Campbell, CA 95008

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

GENERAL

The Company has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, $0.001 par value per share of which 54,173,936 were issued and outstanding at April 7, 2003. On April 3, 2003 the Company increased the common shares authorized to 100,000,000 shares and the preferred stock to 5,000,000 shares.

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "NUKE". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                          2002
                                      -------------
                                      Low      High
                                      ---      ----
          Fourth quarter              $0.04    $0.17
          Third quarter               $0.02    $0.17
          Second quarter              $0.02    $0.05
          First quarter               $0.02    $0.06

                                          2001
                                      -------------
                                      Low      High
                                      ---      ----
          Fourth quarter              $0.05    $0.16
          Third quarter               $0.09    $0.21
          Second quarter              $0.15    $0.28
          First quarter               $0.16    $0.48

On March 10, 2000 the Company's common shares began trading on the Hamburg Stock Exchange in Hamburg, Germany under the symbol "919335".

HOLDERS

As of February 10, 2003, the Company had 53,073,936 shares of common stock outstanding. A total of approximately 289 shareholders of record held a total of approximately 31,659,907 common shares. The Company estimates the remaining 21,414,029 common shares in street name to be held by over 400 additional individual shareholders.

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

The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The Company has refocused its primary emphasis on developing a cash-flow business in the mortgage brokerage and mortgage banking markets. Silverado intends to pursue a consolidation strategy in the highly fragmented mortgage industry to take advantage of certain changes to the real estate procedures and settlement act (RESPA), which the company's management believes will fundamentally change the industry as it currently exits. These changes will eventually force an industry consolidation and the economies of scale, which will result. These changes will also make it more important then ever that the brokerage community has immediate access to pertinent information from its lending sources.

Silverado Financial is a multifaceted finance and technology company focusing on mortgage lending, consumer lending and software technology related to the finance and lending industry. Silverado has developed the backbone of its proprietary, Internet based, software product targeted at interlinking independent real estate and mortgage professionals with Silverado's mortgage bank and consumer lending group. Silverado calls its platform Financenter.

Financenter organizes, tracks, and helps to proactively manage the lending process with leading-edge technology and financial tools and provides a transaction platform that becomes a robust e-commerce site, designed to serve the needs of mortgage brokers, real estate agents, consumers, lenders and property owners.

Financenter makes it possible for mortgage and real estate professionals to manage more clients, reduce overhead, and increase the level of service they provide. Financenter networks Silverado's operating subsidiaries and strategic partnership alliances, allowing multiple broker/advisor and client collaboration in a securely networked real time environment. Loan brokerage organizations receive unlimited service from Silverado in exchange for the ability to provide loans to their clients, or the organization can opt for a fee-for-service contract where their clients receive access through a model interlinked with their lending advisor.

Silverado's vision is to build the premier loan distribution network, providing a broad range of financial products and services to its clientele.

Silverado's purpose is to consolidate those consumer lending, mortgage brokerage and mortgage banking entrepreneurs who (a) believe that the size and scale of an operation are important to the future of their business, (b) desire to retain the independent operation of their business and continue to grow it, and (c) wish to capitalize some portion of the value of their business. Silverado will use its Financenter platform to create a community with its acquired companies and to foster cross selling and integration.

Silverado will provide three basic benefits to its companies - the ability to compete, capitalize and control. The result is the marriage of entrepreneurial energy and public capital resulting in the creation of the premier loan distribution system providing a broad range of financial products and services to its clientele.

Silverado capitalizes itself through the sale of its public stock to purchase a portion of the economics of each business for a combination of stock and cash. Although 100% of the stock in the acquired business will be purchased, only a portion of the economics will be purchased. A management agreement provides the management of the acquired company the entrepreneurial freedom, economic ownership and upside in the future of the firm. Only established businesses in the mortgage brokerage and mortgage banking markets are purchased. Each continues to operate in a highly independent and entrepreneurial style.

Based upon the assumption of earnings acquired and internal growth rate, the goals for Silverado in pre-tax cash flow are:

               Year 1           $1,500,000
               Year 2           $4,500,000
               Year 3           $9,000,000

Silverado's strategy results in the widespread ownership of the Company by the "best and brightest" in the lending industry and a responsive, well capitalized company with significant growth, both internally and externally.

In order to achieve its growth objectives, Silverado is focused on adding value to its acquired firms by providing access to capital, leading edge technology and internal loan and mortgage products. In addition, Silverado's Financenter platform will create a community for firms to build relationships, share ideas and develop synergies that lead to new business opportunities and increased revenue.

As a public company Silverado makes employee ownership through incentive stock options an important aspect of its hiring and retention policy as well as an incentive for increased and above average revenue production. Each acquired company must take at least 25% of the purchase price in restricted stock as part of the transaction.

The retention of quality people at the acquired firms is a key to success in the high growth consolidation environment. Today, there are well over 85 public companies in 25 separate industries, which are viewed as "consolidators".

To date, the Company has not generated any revenues from any of its acquired intellectual property except minimal royalties from Daimler Benz from the IEC Technology. Silverado is currently a development stage company and is operating at a loss. None of the technologies have been developed to commercialization. The Company is not able to determine an approximate date for commercialization of any of its intellectual property at this time. No assurances can be given that any of the Company's intellectual property will ever be developed to a point of usefulness or, if developed, that any will be commercially feasible.

Development of its intellectual property may be possible through joint ventures where Silverado contributes its intellectual property for an ownership percentage in a joint venture and the other joint venture partner's pay all costs.

With the acquisition of Financial Software, Inc. (FSI) Silverado obtained three subscription based web-sites and a proprietary software platform all targeted at the financial services industry. Silverado hired Michael Grabelsky to manage the e-publishing and website content for FSI and to further develop the websites as institutional subscription services.

The first site has been reworked as Silverado Financial News (the Reporter) and provides up to date information to institutions on up and coming Micro-Cap companies. FSI is currently signing up subscribers for the Reporter and has begun work on a new site targeted at real estate and mortgage professionals. We anticipate a positive income stream by second quarter of 2003.

The acquired software will be developed into a portal and internal employees will have access to all the work modules as well as the subscription based website services. The software will be used to interlink Silverado's mortgage brokers, mortgage banking operations, suppliers and customers via the internet and an internal intranet.

The acquisition of FSI creates both a cash flow operation from the website operations as well as moves the company ahead with cutting edge internal support technology.

Silverado's plan during the next twelve months is to acquire revenue producing mortgage brokerage operations and further develop the technology and websites acquired through the FSI acquisition.

The Company currently has no options outstanding from which it could obtain cash; however, it is not possible that the Silverado could obtain cash from outstanding warrants. If all outstanding warrants were exercised, the Company would receive $29,250 in cash from the issuance of 325,000 shares.

During 2002 it impaired the carrying value of the Excimer Lamp by $276,250 because the carrying value exceeded the projected future discounted cash flows.

At December 31, 2002 the Company had $561 in cash and $167,100 in current liabilities of which $55,000 was owed to affiliates. At December 31, 2001 the Company had $ 9,100 in cash and $ 49,092 in current payables. Silverado may be able to settle the majority of the debt with its common shares; however, it currently has no source of income.

ITEM 7. FINANCIAL STATEMENTS

The following financial information is filed as part of this report:

REPORT OF INDEPENDENT AUDITORS                                         F-2
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001           F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2002 AND 2001                                             F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2002 AND 2001                                 F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2001                                             F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7 - F-17

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

Name of Executive
Officers & Directors       Age                Title                    Since
--------------------       ---                -----                    -----
R.G. Krushnisky             41      Director                         01/01/1995
Albert Golusin              48      C.F.O & Chairman of the Board    02/05/1999
John Hartman                37      President, CEO & Director        09/26/2002
Ilija (Sean) Radetich       34      Director                         01/10/2003

R.G. Krushnisky, Director of the Company. Mr. Krushnisky served as past President of Rockford Technology Corporation which is a Canadian company involved in Hydrogeneration plants. Since 1984, Mr. Krushnisky has been the owner and operator of International Laser Games, Ltd., a British Columbia, Canada, and coin-operated arcade machinery business. Mr. Krushnisky is a graduate of the United States International University at San Diego with a Bachelor Science degree in Business and International Commerce

Albert Golusin, Chief Financial Officer, Chairman of the Board and Director, is a Certified Public Accountant in Phoenix, Arizona. Since 1992, Mr. Golusin has been in private practice as an accounting consultant to public companies. He has also served as a controller for Glenayre Electronics, a NASDAQ company, from 1984 - 1991. From 1983 to 1984, Mr. Golusin worked for Kenneth Leventhal & Company. From 1979 to 1981, Mr. Golusin worked for the international accounting firm of Grant Thornton & Company. Mr. Golusin graduated from Brigham Young University in 1978. Mr. Golusin worked full-time for Silverado during part of 2000 and has continued working on a part-time basis.

John Hartman is President, Chief Executive Officer and a member of the Board of Directors of Rhombic Corporation. Prior to joining Rhombic, Mr. Hartman was Chief Executive Officer and Chairman of the Board for NEXT Advisors, Inc. in San Jose California. While CEO of NEXT Advisors he was responsible for raising over $4.5M in funding for the development of its proprietary technology, the creation of a residential and commercial lending division, and a futures brokerage. Mr. Hartman also completed three acquisitions on behalf of NEXT including an on-line securities brokerage, ATradeUSA.com, an insurance brokerage and a traditional securities brokerage. Before joining NEXT Advisors, Inc., Mr. Hartman was Managing Partner of Hartman and Kauffman, which was subsequently merged into NEXT Advisors. As the Managing Partner of Hartman & Kauffman he increased the gross sales of the San Jose office 400% and grew the sales force from 2 to 30. From 1995 to January 1999, Mr. Hartman was a Financial Advisor with Morgan Stanley. Prior to beginning his career at Morgan Stanley, he was a Partner of Realty Capital Partners of Scotts Valley, California. Prior to Realty Capital Partners, he held several positions with Grubb & Ellis and Company, a commercial real estate firm headquartered in San Francisco, California. He received his Masters in Business Administration (MBA) from California Coast University in Santa Ana, California and Bachelor of Science Degree in Business Administration from San Jose State University in San Jose, California.

Ilja (Sean) Radetich has over 12 years of hands-on experience in investment banking and corporate finance, and has spent his professional career identifying and working with emerging growth companies. In that time, his main focus has been on PIPE (Private Investment in Public Equities) financings. His PIPE experience includes straight equity, convertible preferred equity, convertible debenture and subordinated debentures of NASDAQ/AMEX, OTCBB, and foreign securities. Since 1991 Sean has structured and negotiated the risk capital investments for some of Europe's largest banks and asset management institutions. Sean is the founder and managing director of Odyssey Advisors LLC, an investment firm specializing in PIPE financing. Sean also has worked for LBI Group and SBC Warburg in the Private Placement Divisions. Over the past 10 years Sean has identified and developed key financial advisory relationships with public and private firms including Wall Street Web, eLiberation, Clearworks Technologies, CyberMerchants Exchange and Cekatel, and has managed transactions for them including PIPE's, private company investments, and secondary offerings. In addition to investment banking, Sean served as Chief Financial Officer for WebCash Corporation, a B2B infrastructure company backed by Berg McAfee and Silicon Valley Angel Fund, and presently in acquisition negotiations. Sean is currently active on several boards, including Navigate Network, GoNet2k board of directors, and Wall Street Web board of advisors. Sean received his B.S. in International Economics from the University of Oldenburg, Germany, and attended the Haas School of Business, University of California at Berkeley.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2002, 2001 and 2000 of the chief executive officer at December 31, 2002 and all officers and directors, as a group.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                Long Term Compensation
                                                                                          Awards
                                                                                 Restricted     Securities
                                                                 Other Annual       Stock       Underlying       All Other
Name and Principle Position    Year   Salary($)     Bonus($)    Compensation($)  Award(s)($)  Options/SARs(#)  Compensation($)
---------------------------    ----   ---------     --------    ---------------  -----------  ---------------  ---------------
John E. Hartman, CEO (4)       2002       -0-            -0-         None         $15,000          None             None
                               2001       -0-            -0-         None            None          None             None
                               2000       -0-            -0-         None            None          None             None
Albert Golusin, CEO (3)        2002       -0-            -0-         None         $48,153          None             None
                               2001       -0-            -0-         None            None          None             None
                               2000       -0-            -0-         None            None          None             None
Roger Duffield, CEO (2)        2002       -0-            -0-         None            None          None             None
                               2001   $70,000            -0-      $10,000            None          None             None
                               2000   $50,000       $50,000 (2)   $12,500            None          None             None
William L Owen CEO (1)         2002       -0-            -0-         None            None          None             None
                               2001       -0-            -0-         None            None          None             None
                               2000       -0-            -0-      $60,000            None          None             None
All Officers & Directors,
as a group (five persons)
(3) (4) (5) (6) (7)            2002       -0-            -0-         None         $85,675          None             None
                               2001  $145,000            -0-      $46,000            None           (4)             None
                               2000   $40,000        $50,000      $60,450            None          None             None

----------
(1) William Larry Owen, was compensated by Owen & Associates through an agreement with the Company to provide office and administrative support for $7,500 a month. He served as the President of the Company from inception until April 2000 in which he then became the Chairman until his retirement on July 26, 2000.

(2) During the year 2000, Roger Duffield provided services as a consultant and received $12,500 in cash for such services. On August 1, 2000 Mr. Duffield became the President and Chief Executive Officer and received 50,000 shares of restricted stock at a deemed value of $50,000 as a signing bonus. During the remaining part of 2000 he received $50,000 in cash. During the year 2001, the Company issued 125,000 restricted common shares at a deemed value of $10,000 to reimburse him for moving expenses.

(3) Albert Golusin, Chief Financial Officer and Director of the Company, provided his services on a part-time basis during 2000 until September 1, 2000. During the year 2000, he received $20,000 in cash for services and 25,000 shares at a deemed value of $30,563 for office expenses. During 2001, Mr. Golusin received $60,000 in cash for his services. During 2002 he served as the Chief
Financial Officer and the Chief Executive Officer from January 1, 2002 to September 25, 2002. During 2002 he received 1,189,156 restricted common shares at a deemed value of $48,153.

(4) John Hartman became the Chief Executive Officer on September 26, 2002. During 2002 he received 238,610 restricted common shares at a deemed value of $15,000.

(5) R.G. Krushnisky, Vice President and Director of the Company, provides his consulting services on a part-time basis. During 2000, he received $20,000. During 2000 he exercised an option and purchased 100,000 shares for $100,000. During 2001, Mr. Krushnisky received $15,000 for services as a Vice President. He also earned $18,000 for director fees during 2001. During 2002 he received 304,532 restricted common shares at a deemed value of $15,261.

(6) Stanley Porayko, Secretary and Director of the Company, provides his consulting services on a part-time basis. He did not receive any shares during 2000 for services. He received $450 for his participation in board meetings during the year 2000. During 2001, he earned $18,000 in director fees. During 2002, he received 181,532 restricted common shares at a deemed value of $7,261.

(7)  All  of the  current  directors  collectively  had an  option  to  purchase
1,000,000 shares at $0.50 per share until June 30, 2002 and did not exercise their option. The options expired and the directors and officers did not have any options outstanding at December 31, 2002.

There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 2002

The Company had no options outstanding from which it could obtain cash as of December 31, 2002.

During 2002 the Company had a total of 2,000,000 options expire at an average exercise price of $ 0.86 per share. The exercise prices range from $0.50 to $4.50. No options were exercised ; therefore, the Company did not receive any cash.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company granted no options during 2002:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information, as of March 31, 2003, regarding the shareholdings of (1) The Company's current directors and executive officers, (2) those persons or entities who beneficially own more than 5% of its common stock and (3) all of the directors and executive officers as a group (giving effect to the exercise of the warrants held by each such person or entity). Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the share indicated:

                                     Number of shares           Percent of
                                       Common Stock            Common Stock
          Name                      Beneficially Owned     Beneficially Owned(1)
          ----                      ------------------     ---------------------
John Hartman
Chief Executive Officer, Director
1475 South Bascom Ave. # 210
Campbell, CA. 95008-0629                   238,610                0.44%

Albert Golusin (1)
Chief Financial Officer, Director
10641 North 44th Street
Phoenix, Arizona 85028                   1,489,156                2.75%

R.G. Krushnisky
Director
93 English Bluff Road
Tsawwassen, British Columbia
Canada V4M 2M4                           1,154,532                2.13%

Ilya (Sean) Radetich
Director
1475 South Bascom Ave. # 210
Campbell, CA. 95008-0629                   143,000                0.26%

Total shares owned by Directors and
 Officers of the Company (4 persons)     3,025,298                5.58%

----------
(1) Based upon 54,173,936 outstanding shares of common stock. There were no options outstanding at March 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On April 8, 2003 the company entered into a binding Letter of Intent with Realty Capital Corporation whereby the Company will acquire Realty Capital Corporation for a purchase to be determined by the net asset value of Realty Capital as determined by an independent, third party valuation. The transaction is subject to receipt by the Company of said valuation as well as financial statements and the affirmative vote of the majority of the shareholders. Realty Capital Corporation is majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

On December 18, 2002, the Company entered into a memorandum of understanding with Realty Capital Corporation whereby Realty Capital Corporation would utilize office space and telephone services at the company's offices in Campbell, California in exchange for payment of $15,000 per month. Realty Capital Corporation is majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

   Exhibit No.               Description and Method of Filing
   -----------               --------------------------------
       2.1 The Agreement and Plan of Reorganization between Rhombic Corporation and Emerald Acquisition Corporation filed in an 8-K on January 21, 2000.
       3.1 Certificate of Incorporation of Emerald Acquisition Corporation filed on December 3, 1999 in the Form 10SB
       3.2    The  corporate  by-laws filed on December 3, 1999 in the Form 10SB
              10.1 Stock Option Plan filed in the 10-QSB on May 17, 2000.
       10.2   Letter  Agreement  to  purchase  Financial  Software  Inc.,  dated
              November 15, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 26, 2002.
       10.3 Audited financial statements of Financial Software Inc. through April 30, 2002 and 2001, respectively, and unaudited statements through October 31, 2002, incorporated by reference to Form 8-K/A dated February 6, 2003.
       21.1 Subsidiary of the Registrant on Exhibit 21.1 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
       23.1   Consent of Auditor
       99.1   Certification of Chief Executive Officer
       99.2   Certification of Chief Financial Officer

(b) REPORTS ON FORM 8-K

       1 Form 8-K dated October 11, 2002 relating to change of control of registrant.

       2 Form 8-K dated November 26, 2002 relating to purchase of Financial Software, Inc.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in the evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation if the Company disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in the factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SILVERADO FINANCIAL, INC. (formerly Rhombic Corporation)


Date: April 14, 2003           By /s/ John E. Hartman
                                  ----------------------------------------
                                  John E. Hartman, Chief Executive Officer


Date: April 14, 2003           By /s/ Albert Golusin
                                  ----------------------------------------
                                  Albert Golusin, Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 14, 2003           By /s/ John E. Hartman
                                  ----------------------------------------
                                  John E. Hartman, Director


Date: April 14, 2003           By /s/ Albert Golusin
                                  ----------------------------------------
                                  Albert Golusin, Director


Date: April 14, 2003           By /s/ Ilja (Sean) Radetich
                                  ----------------------------------------
                                  Ilja (Sean) Radetich, Director

Date: April 14, 2003           By /s/ R.G. Krushnisky
                                  ----------------------------------------
                                  R.G. Krushnisky, Director

                                  CERTIFICATION

I, John E. Hartman, Chief Executive Officer of Silverado Financial, Inc., formerly Rhombic Corporation, certify that:

1) I have reviewed this annual report on Form 10-KSB of Silverado Financial, Inc., formerly Rhombic Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003           By /s/ John E. Hartman
                                  ----------------------------------------
                                  John E. Hartman, Chief Executive Officer

                                  CERTIFICATION

I, Albert A. Golusin, Chief Financial Officer of Silverado Financial, Inc., formerly Rhombic Corporation , certify that:

1) I have reviewed this annual report on Form 10-KSB of Silverado Financial, Inc., formerly Rhombic Corporation,;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003           By /s/ Albert Golusin
                                  ----------------------------------------
                                  Albert Golusin, Chief Financial Officer

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A DEVELOPMENT STAGE COMPANY)
                                December 31, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
REPORT OF INDEPENDENT AUDITORS                                           F-2

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002                       F-3

CONSOLIDATED STATEMENTS OF OPERATION FOR THE YEARS ENDED
DECEMBER 31, 2002 AND 2001                                               F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
DECEMBER 31, 2001 AND 2001                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-17

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of SILVERADO FINANCIAL, INC.
(formerly Rhombic Corporation):

We have audited the accompanying consolidated balance sheets of Silverado Financial, Inc., formerly Rhombic Corporation, (a Development Stage Company) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended and the period from inception to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverado Financial, Inc., formerly Rhombic Corporation, and its consolidated subsidiaries as of December 31, 2002, and the results of their operations and cash flows for the two years then ended and the period from inception to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ James C. Marshall, CPA, P.C

Scottsdale, Arizona
April 14, 2003

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                    December 31,
                                                                       2002
                                                                    -----------
ASSETS
CURRENT ASSETS
  Cash                                                              $       561
  Receivables                                                            12,627
  Total Current Assets                                                   13,188
                                                                    -----------
OTHER ASSETS
  Investments                                                            53,692
  Intellectual property                                               1,403,028
  Patents                                                                   734
  Other                                                                   8,803
                                                                    -----------

Total assets                                                        $ 1,479,445
                                                                    ===========

LIABILITIES
CURRENT LIABILITIES
  Accounts Payable                                                  $   109,008
  Accrued interest                                                        3,092
  Due to affiliates                                                      55,000
                                                                    -----------
Total Current Liabilities                                           $   167,100

OTHER LIABILITIES
  Convertible notes payable                                              26,000
  Note payable                                                          275,000
                                                                    -----------
Total liabilities                                                       468,100

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value,
   1,000,000 shares authorized, none issued                                  --
  Common stock, $0.001 par value, 70,000,000 shares
   authorized, 52,000,000 and 28,697,042 issued and
   outstanding at December 31, 2002 and 2001                             52,000
  Additional paid-in capital                                          9,574,427
  (Deficit) accumulated during the development stage                 (8,622,481)
  Net unrealized holding gain on available for sale securities            7,399
                                                                    -----------

Total stockholders' equity                                            1,011,345
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,479,445
                                                                    ===========

See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                  For the 12 months ended             Cumulative from
                                                        December 31,                 November 21, 1994
                                             ---------------------------------        (Inception) to
                                                 2002                 2001           December 31, 2002
                                             ------------         ------------       -----------------
REVENUES
  Revenue                                    $      7,500         $         --         $     13,229
  Interest income                                      80                6,954
                                             ------------         ------------         ------------
                                                    7,500                   80               20,183
EXPENSES
  Research and development expense                 (9,184)              12,159              688,563
  Write down on intellectual property             276,250              404,158            2,168,038
  Legal and accounting                             54,420              164,055              795,738
  Consulting, related party                            --                1,294              368,294
  Consulting                                           --               37,375            2,876,830
  Interest expense                                  6,820                6,820
  Other general and administrative                 82,167              291,329            1,665,917
                                             ------------         ------------         ------------
Total Expenses                                    410,473              910,370            8,570,200

Net (loss) from operations                       (402,973)            (910,290)          (8,550,017)

OTHER REVENUES & EXPENSES
  (Loss) on sale of investments                        --              (72,464)             (72,464)

                                             ------------         ------------         ------------
NET (LOSS)                                   $   (402,973)        $   (982,754)        $ (8,622,481)
                                             ============         ============         ============
NET (LOSS) PER SHARE:
  Basic                                      $      (0.01)        $      (0.04)
                                             ============         ============
  Diluted                                    $      (0.01)        $      (0.04)
                                             ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        31,949,226           27,097,894
                                             ============         ============
  Diluted                                      31,949,226           27,097,894
                                             ============         ============

See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                             Net
                                                                                            (Deficit)     Unrealized
                                                                                           Accumulated   Holding loss
                                                       Common Stock         Additional       During      on available
                                                ------------------------     Paid-In       Development     for sale
                                                  Shares       Amount        Capital          Stage       securities    Total
                                                  ------       ------        -------          -----       ----------    -----
Balance at December 31, 1999                    24,741,100   $    24,741   $ 4,589,750     $(2,078,855)    $     0   $2,535,636

 Acquisition of Excimer lamp technology            100,000           100       281,150                                  281,250
 Acquisition of LENR/DCM intellectual property     100,000           100       194,150                                  194,250
 Shares issued to acquire Emerald Investments      200,000           200          (200)                                       0
 Shares issued for services                        775,000           775     2,671,810                                2,672,585
 Exercise of stock options                         370,000           370       306,880                                  307,250
 Net (loss)                                                                                 (5,157,899)              (5,157,899)
                                               -----------   -----------   -----------     -----------     -------   ----------
Balance at December 31, 2000                    26,286,100   $    26,286   $ 8,043,540     $(7,236,754)    $     0   $  833,072

 Shares issued for services                      1,244,800         1,245       210,255                                  211,500
 Shares issued under convertible debenture       1,166,142         1,166       198,834                                  200,000
 Net unrealized holding loss on                                                                             (7,476)      (7,476)
 available for sale securities                                                                                                0
 Net (loss)                                                                                   (982,754)                (982,754)
                                               -----------   -----------   -----------     -----------     -------   ----------
Balance at December 31, 2001                    28,697,042   $    28,697   $ 8,452,629     $(8,219,508)    $(7,476)  $  254,342

 Shares issued for services                      1,302,958         1,303        53,895                                   55,198
 Shares issued for Financial Software Inc.      22,000,000        22,000     1,067,903                                1,089,903
 Net unrealized holding gain on
 available for sale securities                                                                              14,875       14,875
 Net (loss)                                                                                   (402,973)                (402,973)
                                               -----------   -----------   -----------     -----------     -------   ----------

Balance at December 31, 2002                    52,000,000   $    52,000   $ 9,574,427     $(8,622,481)    $ 7,399   $1,011,345
                                               ===========   ===========   ===========     ===========     =======   ==========

See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                            For the 12 months ended           Cumulative from
                                                                  December 31,               November 21, 1994
                                                       ---------------------------------      (Inception) to
                                                           2002                 2001         December 31, 2002
                                                       ------------         ------------     -----------------
OPERATING ACTIVITIES
  Net (loss) income for the period                     $  (402,973)        $  (982,754)        $(8,622,481)
  Adjustments to reconcile net
  cash used by operations:
  Write down on intellectual property and patents          276,250             404,158           2,086,837
  Loss on sale of marketable securities                         --              72,464              72,464
  Rockford shares issued for services                           --              32,275              32,275
  Common stock issued for services                          55,198             211,500           1,975,682
  Common stock issued for Financial Software Inc.        1,089,903                  --           1,089,903
  Fair value of options granted                                 --                  --           2,082,113
  (Increase)/decrease in accounts receivable               (12,627)                 --             (12,627)
  (Increase)/decrease in prepaid expenses                      300               2,200                  --
  (Increase)/decrease in other assets                       (8,803)                 --              (8,803)
  Increase/(decrease) in accounts payable                   59,916             (67,463)            109,008
  Increase/(decrease) in accrued interest                    3,092                  --               3,092
  Increase/(decrease) in due to affiliates                  55,000                  --              55,000
  Increase/(decrease) in convertible notes payable          26,000                  --              26,000
  Increase/(decrease) in note payable                      275,000                  --             275,000
                                                       -----------         -----------         -----------
Net Cash (Used) by Operating Activities                  1,416,256            (327,620)           (836,537)

FINANCING ACTIVITIES
  Proceeds from private placements                              --                  --           1,347,830
  Proceeds from exercise of stock options                       --                  --           1,006,750
  Proceeds from conversion of debenture                         --             200,000             200,000
                                                       -----------         -----------         -----------
Cash provided from financing activities                         --             200,000           2,554,580
                                                       -----------         -----------         -----------

INVESTING ACTIVITIES
  Cost of patents                                               --             (50,163)           (168,430)
  Proceeds from sale of marketable securities                   --              93,499              93,499
  Acquisition of software system                        (1,398,020)                 --          (1,398,020)
  Investment in Rockford Technologies                           --                  --            (207,756)
  Investment in marketable securities                      (26,775)                 --             (36,775)
                                                       -----------         -----------         -----------
Cash (used) in investment activities                    (1,424,795)             43,336          (1,717,482)
                                                       -----------         -----------         -----------

Increase (decrease) in cash                                 (8,539)            (84,284)                561
Cash at beginning of period                                  9,100              93,384                  --
                                                       -----------         -----------         -----------
Cash at end of period                                  $       561         $     9,100         $       561
                                                       ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Issuance of common stock for licensing agreements
 and intellectual property                             $        --         $    75,500         $ 2,005,350
                                                       ===========         ===========         ===========
Noncash investing and financing activities
 Unrealized loss(gain) on available for sale stock     $   (14,875)        $     7,476         $ 2,005,350
                                                       ===========         ===========         ===========

See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2002 AND 2001


Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

Pursuant to an Agreement and Plan of Reorganization dated January 18, 2000, Silverado Financial, Inc., formerly Rhombic Corporation , (the "Company") acquired all the outstanding shares of common stock of Emerald Acquisition Corporation ("Emerald"), a Delaware corporation, from the shareholders thereof in an exchange for an aggregate of 200,000 shares of common stock of Silverado ("the Acquisition"). As a result, Emerald became a wholly owned subsidiary and was later merged into the Company.

The Acquisition was approved by the unanimous consent of the Board of Directors of the Company on January 18, 2000. The Acquisition was effective on January 20, 2000. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Silverado elected to become the successor issuer to Emerald for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective January 20, 2000.

The Company has acquired rights to certain intellectual properties since its inception and has subsequently recognized impairments to almost all of their original value. The Company is determining its best use for the intellectual property which includes evaluating potential sales.

On November 19th, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc., (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in edition to operating several Financial Industry publishing web-sites. This acquisition was completed on a share for share exchange basis for 22,000,000 shares of the Company's common stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter.

GOING CONCERN AND PLAN OF OPERATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had material operating losses and has had to rely on offerings of its common stock to obtain sufficient cash to meet its operating expenses. The Company has yet to generate substantive revenue. Also, there can be no assurances that the intellectual properties owned by the Company will be successfully developed to a marketable prototype level to be used as the basis for licensing agreements or marketing activity or that the book value of the investments in intellectual properties and Financial Software Inc. will be realized. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiaries after elimination of inter-company transactions

CASH AND EQUIVALENTS

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

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, investments in marketable securities and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The Company has not determined the fair value of certain of its investments due to the lack of marketability and liquidity of those investments and the common director with one such investee.

INVESTMENTS

At December 31, 2002 and 2001, respectively, the Company's investments were held for sale.

INTELLECTUAL PROPERTY

The Company's intellectual property is comprised of technological ideas and a software platform acquired with Financial Services Inc. during 2002.

The technological ideas have been acquired through the issuance of shares of the Company's common stock and further developed for cash. These intellectual properties are valued at the estimated fair market value of the stock issued at the time of purchase. The value of the common stock was determined by the trading value of the shares at and near the date of the transaction less a 25% discount to that trading value due to restrictions on those securities. All stock issued in those transactions contains regulatory restrictions, and in some cases contractual restrictions, on transferability. Management periodically analyzes the values of the intellectual properties for impairment.

During 2002 and 2001, the Company evaluated its intellectual properties. With respect to its technological ideas, the Company determined that based on the limited resources of the Company, market for the end products and the potential development times and required development costs, that it would not pursue development of certain of the intellectual properties. The Company wrote off its investments in those intellectual properties in 2002 and 2001. The purchase price of the remaining intellectual properties will be amortized over the estimated useful lives when revenue begins to be generated from those assets.

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company's intangible assets will be subject to amortization when put into productive use.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily intellectual property and patents, may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the discounted estimated future cash flows associated with the assets are compared to the assets' carrying amount to determine whether a write-down to fair value is required.

In August 2001, the FASB issued SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 became effective on January 1, 2002 and supersedes SFAS No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The new standard establishes a single accounting model based on the framework established in SFAS 121 for long-lived assets classified as held for sale be presented separately in the consolidated Balance Sheet and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.

Effective January 1, 2002, impairment of goodwill and intangible assets with indefinite lives will be determined under SFAS 142 as discussed above.

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

NEW TECHNICAL PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The effect of implementing this new standard January 1, 2002 did not have a material impact on the Company for the year ended December 31, 2002.

Note 3 - INTELLECTUAL PROPERTY

Since its inception, the Company entered into numerous agreements as a result of having acquired certain rights to various complex intellectual properties. It may sell or license these rights and transfer the control of such to the buyer or licensee. The acquisitions of these intellectual properties have occurred since 1995. The intellectual properties include titles such as; Nuclear Battery, Radio Nuclide Battery, Inertial Electrostatic Confinement, Diamond Film Electromechanical Battery and Disperse Composite Material. There has yet to be proven profitable commercial applications for these intellectual properties. The Company has consulted with U.S. universities and their professors to further develop these intellectual properties through funding of research projects. In most cases, the rights to the intellectual properties were acquired from the universities, or from the professors or inventors to the extent they had rights to the intellectual properties. The consideration given by the Company for the most part was shares of the Company's common stock. The value of the shares given was the basis for the recorded value of the purchases.

The Company periodically analyzes the investments in these intellectual properties for impairment. The stages of development in which these intellectual properties are in make estimation of value or determination of impairment a difficult task. There have been no substantive revenues generated from the technologies. The Company has determined that there is no evidence that the book values of these intellectual properties are impaired until it has been determined that there is no likely commercial application or one that will produce adequate cash flow to support those values. The Company believes that its current intellectual properties each require substantial development and dedication of resources, in both financial and human resources. The Company has determined to pursue a limited number of these intellectual properties and not pursue a number of others for various reasons. Therefore, the Company has taken a write off of those intellectual properties that it does not intend to pursue. The Company is seeking joint venture partners for funding further research and is more actively marketing and seeking strategic partners for the remaining intellectual properties. However, any change in estimates of impairment may have a significant effect on the financial condition and results of operations of the Company.

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., the Company acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the data and provide accurate and detailed insight into an individual's personal financial picture on a real time basis. This software can manage a host of disparate objectives as they relate to a persons financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a variety of new and different mortgage, investment or insurance products. The Company recorded the software on its books at the seller's basis of $1,398,020.

Note 4 - INVESTMENTS

The Company has the following investments at December 31, 2002 and 2001:

                                   December 31, 2002         December 31, 2001
                                 ---------------------     ---------------------
                                            Estimated                 Estimated
                                 Cost       Fair Value     Cost       Fair Value
                                 ----       ----------     ----       ----------
AVAILABLE FOR SALE SECURITIES
Showintel Networks, Inc.        $26,775      $41,650      $     0      $     0
Rockford Technologies, Inc.      12,042       12,042       24,750       17,274
                                -------      -------      -------      -------
Totals                          $38,817      $53,692      $24,750      $17,274
                                =======      =======      =======      =======

Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("SFAS 115") requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. The Company did not have any investments classified as trading securities or held-to-maturity securities. The statement further requires that available for sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses will be recognized as a component of operating results.

At December 31, 2002, the estimated fair value of the 297,500 shares of Showintel Networks, Inc. was estimated based on the quoted trading price of the security at December 31, 2002. The value of the Showintel Networks, Inc. common stock is recorded at its fair market value as of December 31, 2002.

The Company acquired 2,900,000 shares of Rockford Technologies, Inc. ("Rockford") in the year ended December 31, 1999 for $207,756 as part of a legal settlement with Rockford. The 2,900,000 shares represented an approximate 15% interest in Rockford. As part of that settlement, members of the Company's Board of Directors assumed half of the Board seats of Rockford. At December 31, 2001 and 2002, respectively, one of the Company's directors was also one of three directors of Rockford. Rockford had no material operations during the two years ended December 31, 2001 and 2002. During 2001, the Company sold 1,654,519 shares and distributed 900,000 shares for goods and services. The Company realized a loss of $66,464. At December 31, 2001 the Company had an unrealized loss on available stock for sale of $7,476 and on December 31, 2002 the company had an unrealized gain on available stock for sale of $14,875.

Note 5 - ASSET IMPAIRMENT CHARGES

The Company recognized asset impairment charges of $276,250 during 2002 attributable to the Excimer Lamp. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges, because the carrying value of the affected assets exceeded the projected future discounted cash flows.

Note 6 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carry forwards.

                                                 For the year ended December 31,
                                                 -------------------------------
                                                    2002                2001
                                                  ---------           ---------
Current income tax benefit                        $  51,956           $ 238,115
                                                  ---------           ---------
Deferred income tax benefit                       $ 113,263           $ 165,705
                                                  ---------           ---------
Total current and deferred income tax benefit       165,219             403,820
Valuation allowance                                (165,219)           (403,820)
                                                  ---------           ---------
Benefit of income taxes                           $       0           $       0
                                                  =========           =========

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% and the state rate of 7% at December 31, 2002 and 2001, except for the valuation allowance.

At December 31, 2002, the Company had realized net operating losses of approximately $6,962,672. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The realized net operating losses expire, as follows:

          Expiration                           Federal                   State
          ----------                           -------                   -----
2003                                                                 $  861,526
2004                                                                    603,950
2005                                                                  3,670,269
2006                                                                    578,596
2007                                                                    126,723
2009                                           $44,994
2010                                           379,485
2011                                           461,101
2012                                           236,028
2018                                           861,526
2019                                           603,950
2020                                         3,670,269
2021                                           578,596
2022                                           126,723
                                            ----------               ----------
  Total net operating loss available        $6,962,672               $5,841,064
                                            ==========               ==========

Note 7 - NOTES PAYABLE

Note Payable

As part of the acquisition of Financial Services Software, the Company became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note are abated until the Company has raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further additional monthly payments are abated until the Company is able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $2,592 of accrued unpaid interest at December 31, 2002.

Convertible Notes payable

The Company has two convertible notes payable totaling $26,000 at 10% per annum maturing during the third quarter of 2003. If the Company's stock price is less than $0.08 per shares at the due date of the note, the Company can extend the note for one additional year. If the Company's stock price is trading at or above $0.08 per share, the Company has the right to convert the note and interest to common stock at $0.08 per share. There was $500 of accrued unpaid interest at December 31, 2002.

Assuming the Company has the ability to make all note payments under their terms commencing October 1, 2003 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

          Year                 Amount
          ----                 ------
          2003                $ 77,374
          2004                 195,096
          2005                  65,032
                              --------
               Total          $337,502
                              ========

Note 8 - COMMITMENTS

The Company's acquisition agreements for intellectual properties generally contain requirements to pay royalties to the sellers when revenue is generated from those intellectual properties. At December 31, 2002 and 2001, the Company had no royalties payable.

The Company has periodically entered into agreements with third parties, primarily U.S. universities, to fund research projects related to its intellectual properties. At December 31, 2002 and 2001, there were no long-term commitments under such arrangements.

On October 18, 2002 the Company entered into a lease for 3,179 square feet in an office building in Campbell, California. The lease is for a period of two years ending on October 31, 2004. The base rental under the lease is $80,111 per annum ($6,675.90 per month) during the first twelve month period and $82,514 ($6,876.17 per month) during the second twelve month period. The lease provides for the Company to pay its proportionate share of the landlord's common costs during second twelve month period.

Rent expenses totaled $15,773 and $26,456 for 2002 and 2001 respectively.

Minimum future commitments under all operating leases are as follows:

       Years Ending
       December 31,            Amount
       ------------            ------
          2003               $ 80,511
          2004                 68,762
                              -------
                             $149,273
                             ========

Note 9 - CONVERTIBLE DEBENTURES

During 2002, the Company issued $26,000 in convertible debentures at 10% per annum. The holders can convert the principal and accrued interest at any time into common stock at $0.08 per share and have warrants to purchase 325,000 shares of common stock at $0.09 a share. If the Company's stock price is less than $0.08 per shares at the due date of the note, the Company can extend the note for one additional year. If the Company's stock price is trading at or above $0.08 per share, the Company has the right to convert the note and interest to common stock at $0.08 per share. There was $500 of accrued unpaid interest at December 31, 2002.

During 2001, the Company issued $200,000 of 10% convertible debentures. These debentures were converted during 2001 into 1,166,142 shares of common stock.

Note 10 - STOCKHOLDERS' EQUITY

The Company issues common stock as compensation to consultants and to acquire intellectual properties. On June 30, 2002 the Company issued 1,302,958 of its common stock for services rendered by its officers and consultants. On November 19, 2002 the Company acquired Financial Software, Inc.

for 22,000,000 restricted common shares. The value of those transactions was determined based upon the trading value of the Company's common stock at the time of the transactions.

Note 11 - STOCK OPTIONS

The Company issues stock options periodically to consultants and members of the Board of Directors. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The options granted in the years ended December 31, 2002 and 2001, were granted to other than employees, the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", does not apply. Accordingly, compensation cost has been recognized for the stock options granted to other than employees.

Under the provisions of SFAS No. 123, the number of fully vested options granted of 0 and 1,500,000 options for the years ended December 31, 2002 and 2001, respectively, were used to determine compensation cost. There was no charge to expense for the value of options during the years ended December 31, 2002 and 2001.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31, 2001:

                                 2001
                                 ----
Dividend Yield                   None
Volatility                      0.894
Risk free interest rate          4.07%
Expected asset life           7.5 months

The Board of Directors authorized the granting of 0 and 1,500,000 options during the years ended December 31, 2002 and 2001. The price of the options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested.

The summary of activity for the Company's stock options is presented below:

                                                              Weighted                       Weighted
                                                              Average                        Average
                                                              Exercise                       Exercise
                                                    2002     Price 2002         2001        Price 2001
                                                    ----     ----------         ----        ----------
Options outstanding at beginning of year         2,000,000      $0.086        1,100,000          N/A
Granted                                                 --        N/A         1,500,000        $0.50
Exercised                                               --        N/A                --          N/A
Terminated/Expired                              (2,000,000)     $0.086         (600,000)       $1.00
Options outstanding at end of year                      --        N/A         2,000,000        $2.30
Options exercisable at end of year                      --        N/A         2,000,000        $2.30
Options available for grant at end of year              --        N/A               --           N/A
Price per share of options outstanding                  --                $0.50 - $0.50
Weighted average remaining contractual lives            --                   7.5 MONTHS
Weighted average fair value of options granted
 during the year                                        --                       $0.050

Note 12 - LOSS PER SHARE

At December 31, 2002, there were no outstanding options; however, there were convertible debentures with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be antidilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                              2002                              2001
                                 ------------------------------     ------------------------------
                                 Loss       Shares    Per share     Loss       Shares    Per share
                                 ----       ------    ---------     ----       ------    ---------
Net (Loss)                    $(402,973)                          $(984,928)

BASIC LOSS PER SHARE
Loss available to common
stockholders                  $(402,973)  31,949,226   $(0.01)    $(984,928)  27,097,894   $(0.04)

Effect of dilutive securities       N/A                                              N/A

DILUTED LOSS PER SHARE                                 $(0.01)                             $(0.04)

Convertible notes and warrants to purchase 650,000 shares and options to purchase 1,500,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, and were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Note 13 - CREDIT RISK AND OTHER CONCENTRATIONS

The Company has historically relied upon cash raised in private placements of the Company's common stock for working capital. At times, the Company maintains cash balances at banks that exceed insured limits. At December 31, 2002 and 2001 the Company did not have funds on deposit that exceeded the insured limits.

Note 14 - RELATED PARTY TRANSACTIONS

On December 18, 2002, the company entered into a memorandum of understanding with Realty Capital Corporation whereby Realty Capital Corporation would utilize office space and telephone services at the Company's offices in Campbell, California in exchange for payment of $15,000 per month. Realty Capital Corporation is majority controlled by the President of Silverado Financial, Inc.

Note 15 - SUBSEQUENT EVENTS

On February 11, 2003 the Company filed a Form 14C Definitive Statement with the Securities and Exchange Commission explaining that there was a majority of shareholders which approved amending the articles of incorporation to change the name of the Company to Silverado Financial Inc. and increasing the authorized common shares to 100,000,000 having a $0.001 par value, and authorizing 5,000,000 shares of Preferred Stock having a $0.001 par value.

On April 4, 2003 the Company announced that it will be applying to the NASD for a change in trading symbol and CUSIP number as well as affect a five for one reverse split of its stock. The number of authorized shares would also be split back five for one. The new capitalization would be as follows:

                               Pre Split             Post Split
                               ---------             ----------
Authorized:
 Common:                        100,000,000           20,000,000
 Preferred:                       5,000,000            1,000,000

Issued & Outstanding:
 Common:                         54,173,936           10,834,787
 Preferred:                               0                    0

On April 8, 2003 the company entered into a binding Letter of Intent with Realty Capital Corporation whereby the Company will acquire Realty Capital Corporation for a purchase price to be determined by the net asset value of Realty Capital as determined by an independent, third party valuation. The transaction is subject to receipt by the company of said valuation as well as financial statements and the affirmative vote of the majority of the shareholders. Realty Capital Corporation is majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.