Form 10QSB
period 2003-03-31
SILVERADO FINANCIAL INC
filed 2003-05-15
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to _________________

                         Commission file number: 0-29049


                            Silverado Financial, Inc.
                         (formerly Rhombic Corporation)
             (Exact name of Registrant as specified in its charter)

            Nevada                                             86-0824125
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

   1475 S. Bascom Avenue, Suite 210
            Campbell, CA                                          95008
(Address of principal executive offices)                        (Zip Code)

                                 (408) 371-2301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, 53,823,926 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet as of March 31, 2003                        3

     Consolidated Statements of Operation for the three months ended
     March 31, 2003 and 2002                                                4

     Consolidated Statements of Changes in Stockholders' Equity for
     the three months ended March 31, 2003 and 2002                         5

     Consolidated Statements of Cash Flow for the three months ended
     March 31, 2003 and 2002                                                6

     Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               8

Item 3. Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities                                              12

Item 3. Defaults Upon Senior Securities                                    12

Item 4. Submissions of Matters to a Vote of Security Holders               12

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

ASSETS
CURRENT ASSETS
   Cash                                                             $       951
   Receivables                                                           31,804
   Marketable securities held for sale                                   34,793
                                                                    -----------
   Total Current Assets                                                  67,548

OTHER ASSETS
   Intellectual property                                              1,403,028
   Patents                                                                  734
   Office equipment, net                                                  1,745
   Other                                                                  6,900
                                                                    -----------

Total assets                                                        $ 1,479,955
                                                                    ===========
LIABILITIES
CURRENT
   Accounts Payable                                                 $   235,617
   Accrued interest                                                       9,158
   Due to affiliates                                                     42,000
                                                                    -----------
                                                                        286,775
OTHER LIABILITIES
   Convertible notes payable                                             26,000
   Note payable                                                         275,000
                                                                    -----------
Total liabilities                                                       587,775
                                                                    ===========
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 53,823,926 issued and outstanding                        53,824
   Additional paid-in capital                                         9,659,103
   (Deficit) accumulated during the development stage                (8,823,023)
   Net unrealized holding gain on available for sale securities           2,276
                                                                    -----------
Total stockholders' equity                                              892,180

Total liabilities and stockholders' equity                          $ 1,479,955
                                                                    ===========

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATION
                                 March 31, 2003
                                   (Unaudited)

                                                                                    Cumulative from
                                                                                   November 21, 1994
                                                For the 3 Months ended               (Inception) to
                                          March 31, 2003        March 31, 2002       March 31, 2003
                                          --------------        --------------       --------------
REVENUES
Revenue                                   $         --           $         --         $     13,229
Interest income                                     --                  6,954
                                          ------------           ------------         ------------
                                                    --                     --               20,183
                                          ------------           ------------         ------------
EXPENSES
Research and development expense                                                           688,563
Write down on intellectual property                                                      2,168,038
Legal and accounting                            21,561                 27,235              817,299
Consulting, related party                                                                  368,294
Consulting                                     121,300                                   2,998,130
Interest expense                                 6,068                                      12,888
Depreciation expense                               159                                         159
Other general and administrative                45,100                 14,757            1,711,017
                                          ------------           ------------         ------------
   Total Expenses                              194,188                 41,992            8,764,388
                                          ------------           ------------         ------------

Net (loss) from operations                    (194,188)               (41,992)          (8,744,205)

OTHER REVENUES & EXPENSES
Gain (loss) on sale of investments              (6,354)                                    (78,818)
                                          ------------           ------------         ------------
NET (LOSS)                                $   (200,542)          $    (41,992)        $ (8,823,023)
                                          ============           ============         ============
NET (LOSS) PER SHARE:
  Basic                                   $         (0)          $         (0)
  Diluted                                 $         (0)          $         (0)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     52,935,691             28,697,042
  Diluted                                   52,935,691             28,697,042

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2003
                                   (Unaudited)

                                                                                                   Net
                                                                                  (Deficit)     Unrealized
                                                                                 Accumulated   Holding loss
                                                                  Additional       During      on available
                                           Common Stock             Paid-In      Development     for sale
                                       Shares         Amount        Capital         Stage       securities       Total
                                       ------         ------        -------         -----       ----------       -----
Balance at December 31, 2001          28,697,042    $   28,697    $ 8,452,629    $(8,219,508)    $ (7,476)    $  254,342
Net loss for quarter ended
 March 31, 2002                                                                      (41,992)                    (41,992)
                                     -----------    ----------    -----------    -----------     --------     ----------

                                      28,697,042    $   28,697    $ 8,452,629    $(8,261,500)    $ (7,476)    $  212,350
                                     ===========    ==========    ===========    ===========     ========     ==========


Balance at December 31, 2002          52,000,000    $   52,000    $ 9,574,427    $(8,622,481)    $  7,399     $1,011,345
Shares issued for services             1,823,926         1,824         84,676                                     86,500
Net unrealized holding loss on
 securities available held for sale                                                                (5,123)        (5,123)
Net loss for quarter ended
 March 31, 2003                                                                     (200,542)                   (200,542)
                                     -----------    ----------    -----------    -----------     --------     ----------

                                      53,823,926    $   53,824    $ 9,659,103    $(8,823,023)    $  2,276     $  892,180
                                     ===========    ==========    ===========    ===========     ========     ==========

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 March 31, 2003
                                   (Unaudited)

                                                                                              Cumulative From
                                                            For the three months ended        November 21, 1994
                                                                     March 31,                  (Inception) to
                                                             2003                2002           March 31, 2003
                                                          -----------         -----------       --------------
OPERATING ACTIVITIES
  Net (loss) income for the period                        $  (200,542)        $   (41,992)        $(8,823,023)
  Adjustments to reconcile net cash used by operations:
    Depreciation expense                                          159                                     159
    Write down on intellectual property and patents                                                 2,086,837
    Loss (gain) on sale of marketable securities                6,354                                  78,818
    Rockford shares issued for services                                                                32,275
    Common stock issued for services                           86,500                               2,062,182
    Common stock issued for Financial Software Inc.                                                 1,089,903
    Fair value of options granted                                  --                 300           2,082,113
    (Increase)/decrease  in accounts receivable               (19,177)                                (31,804)
    (Increase)/decrease  in other assets                                                               (8,803)
    Increase/(decrease) in accounts payable                   126,609               9,301             235,617
    Increase/(decrease) in accrued interest                     6,066                                   9,158
    Increase/(decrease) in due to affiliates                  (13,000)             30,111              42,000
    Increase/(decrease) in convertible notes payable                                                   26,000
    Increase/(decrease) in note payable                                                               275,000
                                                          -----------         -----------         -----------
Net Cash (Used) by Operating Activities                        (7,031)             (2,280)           (843,568)
                                                          -----------         -----------         -----------
FINANCING ACTIVITIES
  Proceeds from private placements                                                                  1,347,830
  Proceeds from exercise of stock options                                                           1,006,750
  Proceeds from conversion of debenture                            --                                 200,000
                                                          -----------         -----------         -----------
Cash provided from financing activities                            --                  --           2,554,580
                                                          -----------         -----------         -----------
INVESTING ACTIVITIES
  Cost of patents                                                                                    (168,430)
  Proceeds from sale of marketable securities                   7,421                                 100,920
  Acquisition of software system                                                                   (1,398,020)
  Investment in Rockford Technologies                                                                (207,756)
  Investment in marketable securities                                                                 (36,775)
                                                          -----------         -----------         -----------
Cash (used) in investment activities                            7,421                  --          (1,710,061)
                                                          -----------         -----------         -----------

Increase (decrease) in cash                                       390              (2,280)                951
Cash at beginning of period                                       561               9,100                  --
                                                          -----------         -----------         -----------
Cash at end of period                                     $       951         $     6,820         $       951
                                                          ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Issuance of common stock for licensing agreements
 and intellectual property                                $        --         $        --         $ 2,005,350
Unrealized loss (gain) on securities available for sale   $     5,123         $        --         $    (2,276)

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-QSB and 10-KSB filed under its previous name of Rhombic Corporation with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003.

As shown in the accompanying financial statements, the Company had a net loss of $200,542 for the three months ended March 31, 2003. It has incurred an accumulated deficit of $8,823,023 and has a deficit in working capital of approximately $219,227 as of March 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

MARKETABLE SECURITIES AVAILALE FOR SALE

The Company has the following investments at March 31, 2003:

                                                        March 31, 2003
                                                   -------------------------
                                                                  Estimated
                                                    Cost          Fair Value
                                                    ----          ----------
     AVAILABLE FOR SALE SECURITIES

     Showintel Networks, Inc.                      $20,475          $22,751
     Rockford Technologies, Inc.                    12,042           12,042
                                                   -------          -------

     Totals                                        $32,517          $34,793
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

During the first quarter of 2003, the Company sold 70,000 shares of Showintel Networks, Inc. and recorded a gain of $1,122.

At March 31, 2003, the estimated fair value of the 227,510 shares of Showintel Networks, Inc. held by the Company was estimated based on the quoted trading price of the security at March 31, 2003. The value of the Showintel Networks, Inc. common stock is recorded at its fair market value as of March 31, 2003.

STOCKHOLDERS' EQUITY

During the first quarter of 2003, the Company issued 973,936 restricted common shares as payment in full to the officers of the Company for accrued compensation of $ 45,000 during the year 2002. The Company also issued 100,000 restricted common shares to an individual for investor relations services valued at $4,000.

Also during the fourth quarter the Company issued 750,000 unrestricted common shares to three consultants under its S-8 plan at a deemed value of $37,500 for legal work and the preparation of a marketing strategy and budget for the mortgage brokerage industry.

The deemed value of the all shares issued was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.

SUBSEQUENT EVENTS

At the beginning of business on April 29, 2003 the Company changed its trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was done in conjunction with the shareholder approval of February 10, 2003 to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000.

On May 9, 2003 the board of directors approved the acquisition of Realty Capital Inc., a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a deemed value of $127,654 which was the net asset value of Realty Capital and the average closing bid price of the Company on the prior five trading days.

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

GENERAL:

Since its inception during 1994 as Rhombic Corporation, the Company has been in the development stage and its efforts have been primarily focused on the acquisition of the rights to innovative technologies that could ultimately be developed into numerous applications. During the years of 1999 through 2001 it began to focus on the research and development of its portfolio of acquired technologies and to develop specific applications in order to make them commercially marketable. The business strategy of the Company was to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales.

In 2002 the Company concluded that it could not raise capital to pursue its planned efforts for its scientific technology and began seeking potential acquisition candidates. During the fourth quarter of 2002 the Company appointed John Hartman as Chief Executive Officer and director and Sean Radetich as a director.

On November 11, 2002, the board of directors of the Registrant approved the issuance of 22,000,000 restricted shares of its common stock for the acquisition of all of the issued and outstanding shares of Financial Software, Inc. ("FSI"). The transaction was closed on November 19, 2002. The value of the consideration in the exchange was determined at arms length by FSI and the registrant. FSI was in the financial services technology and publishing industry.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003.

It is the intention of Silverado Financial, Inc. "Silverado" to become a multifaceted technology and real estate services company. To achieve its new business plan, Rhombic will acquire or modify its current software technology to target the real estate lending markets and to serve as a parent to companies that would provide financial publishing, mortgage brokerage and mortgage banking real estate services to customers through a developed software application.

Silverado is currently considering the acquisition of firms or the establishment of business lines in the mortgage brokerage, investment advisory, insurance brokerage and commercial and residential mortgage banking sectors.
The first planned acquisition is to acquire Realty Capital, Inc. from John Hartman in a non-arms length transaction without goodwill subject to the ratification of the shareholders of both companies.

The competition in the technology proliferation and transfer market is highly intense and is based on product and technology recognition and acceptance, novelty and marketability of an invention, price, and sales expertise. The new management of the Company is reviewing its intellectual property and patents and considering seeing potential buyers.

The Company does not have any employees and uses consultants for matters pertaining to coordinating technology development and administration. The Company may hire employees during the next twelve months depending upon its success in developing prototype applications for sale and financing more development.

RESULTS OF OPERATIONS:

Comparison of Quarter Ended March 31, 2003 and 2002

The Company has not generated revenue from operations during the first three months of 2003 or since its inception. Management's objective during the first quarter of 2003 was to restate its capital structure to attract investment capital and to register an employee and consultants stock compensation plan in a registration statement on Form S-8 in order to attract competent consultants to assist in structuring the Company to attract potential acquisitions.

On January 31, 2003 the Company filed an employee and consultants stock compensation plan in a registration statement on Form S-8 authorizing a Compensation Committee to issue up to 8,000,000 common shares. During the first quarter of 2003, the Compensation Committee issued 750,000 common shares to a total of three consultants at an agreed value of $37,500.

The three consultants, respectively, prepared and filed the amendments to the Articles of Incorporation with the state of Nevada and the Form 14C to the Securities and Exchange Commission which were approved by a majority of the shareholders during February 2003. It also had its consultants stock compensation plan in a registration statement on Form S-8 prepared.

Additionally, the Company received a marketing strategy and budget for starting and expanding a mortgage brokerage company. The strategy detailed the profile for brokers to be hired with the type of products they would sell.

On January 31, 2003 the Company issued 100,000 restricted shares at an agreed value of $4,000 to an individual for investor relation work and 973,936 restricted common shares to the officers of the Company for accrued compensation of $45,000.

During the first quarter of 2003 the Company incurred $45,100 in general and administrative expenses which was comprised of accrued compensation expense of $30,000 to its officers and $15,000 of office expenses and out of pocket costs involved with the restating the Company's capital structure.

The Company incurred $121,300 in consulting fees of which approximately $90,000 was accrued. The accrued consulting fees were comprised of approximately $21,000 additional legal fees owed for general consulting and filings with the Securities and Exchange Commission, approximately $33,000 for software valuations and modifications to get FSI operating, approximately $26,000 in administrative costs to integrate all corporate and financial records of FSI with Silverado and $10,000 for additional costs pertaining to marketing consulting for commencing and expanding a mortgage brokerage business.

During the first quarter of 2003, the Company sold 70,000 shares of Showintel Networks, Inc. and recorded a gain of $1,122.

At December 31, 2001 the Company had $ 9,000 in cash and $ 49,092 in current payables. At March 31, 2002 the Company had approximately $ 6,800 in cash and approximately $ 88,500 in current payables of which $ 58,543 was owed to affiliates.

On March 19, 2002, the Company canceled a letter of intent for a proposed merger because it had not received sufficient financial information in order to negotiate an agreement. Its plan for the remainder of the calendar year 2002, was to actively seek the acquisition of a revenue generating operation, ideally having some relationship to one or more of the intellectual properties held.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2002 the Company had $ 561 in cash and $ 167,100 in current payables. At March 31, 2003 the Company had approximately $ 951 in cash and approximately $ 286,775 in current payables. Although the company could probably settle debt to affiliates in the amount of $ 42,000 for restricted common stock, it would have approximately $244,775 in debt remaining.

During the first quarter of 2003, the Company sold 70,000 shares of Showintel Networks, Inc. and received $7,421 in cash which was used to pay consultants of FSI.

The Company's receivable from Realty Capital Corporation increased approximately $19,000 to $31,804 for rent expense that Silverado had to pay.

The Company increased its accounts payable by $126,609 due to accrued compensation expense of $30,000 to its officers, approximately $90,000 in consulting fees, costs related to filing of the Forms 14C and S-8 with the Securities and Exchange Commission and additional costs for implementing the restated capital of the Company and obtaining a new trading symbol.

The Company incurred $6,068 of interest expense on its debt of $301,000 of which $275,000 was incurred for the software of FSI and $26,000 were loans for cash in a private placement from accredited investors.

On October 11, 2002, the Company began a private placement to accredited investors for $250,000. The terms of the offering are a 10% annual interest bearing note that can be converted by the holder into restricted common shares at $.08 with a warrant to buy an equal amount of shares at $.09. The term of the note is one-year from the subscription date and the registrant has the right to extend the note for an additional year. The term of the warrant is for three years from the subscription date. As of May 1, 2003 the company has subscribed $26,000 under this private placement. The company has paid $1,600 in commissions in connection with the subscriptions and has received $24,400 in net proceeds. However, there is no assurance that it will be able to generate capital sufficient to meet these long-term needs. If it can't meet these requirements, it may not be able to continue as a going concern.

The Company believes that it has sufficient capital and resources to support operations through the remainder of 2003. It anticipates that the capital requirements for the balance of the period ending December 31, 2003 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity investments.

SUBSEQUENT EVENTS:

At the beginning of business on April 29, 2003 the Company changed its trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was done in conjunction with the shareholder approval of February 10, 2003 to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000.

On May 9, 2003 the board of directors approved the acquisition of Realty Capital Inc., a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a deemed value of $127,654 which was the net asset value of Realty Capital and the average closing bid price of the Company on the prior five trading days.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company.The Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

On January 31, 2003 the Company issued 973,936 restricted common shares to the officers of the Company for accrued compensation of $45,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

On January 31, 2003 the Company issued 100,000 restricted common shares to an individual for investor relations services valued at $4,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

On February 21, 2003 the Company issued 300,000 unrestricted shares under its S-8 2003 Employees and Compensation Plan to an individual at a deemed value of $15,000 for consulting services in connection with filing of Form 14C with the Securities and Exchange Commission on February 11, 2003, work on the Company's web site and assistance with development of the companies business plan and basic strategy .

On March 10, 2003 the Company issued 450,000 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $22,500 for legal work and the preparation of a marketing strategy and budget for the mortgage brokerage industry.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 11, 2003, the Company filed a Definitive Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 as filed in
Exhibit 22.1.

The Registrant's Board of Directors unanimously approved the following amendments to the company's articles of incorporation:

(a) increase the authorized shares of common stock of the Company to 100,000,000;

(b)  increase the authorized preferred shares of the Company to 5,000,000;and,

(c)  change the name of the Company to Silverado Financial, Inc.; and,

The Registrant has received the consent of a majority of the outstanding shares of its common stock from shareholders of record at the close of business on February 10, 2003 for these amendments. A Schedule 14C Definitive Information Statement was filed with the Securities and Exchange Commission on February 11, 2003 and thereafter mailed to shareholders of record from whom the Registrant did not seek consent. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which put into effect these changes, was done on April 8, 2003.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

22.1 Definitive Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934,filed February 11, 2003 incorporated herein by reference.

23.1 Consent of Thomas S. Jones dated January 28, 2003 pertaining to the Year 2003 Employees and Consultants Stock Compensation Plan as filed on Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003 incorporated herein by reference.

99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        A Form 8-K/A Amendment No. 1 filed on February 6, 2003, reported in Item 7, the financial statements and exhibits required to be reported for the acquisition of Financial Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILVERADO FINANCIAL, INC.


                                           /s/ John E. Hartman
                                           -------------------------------------
Date: May 9, 2003                      By: John E. Hartman
                                           President and Chief Executive Officer



                                           /s/ Albert A. Golusin
                                           -------------------------------------
Date:  May 9, 2003                     By: Albert A. Golusin
                                           Chief Financial Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Hartman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Silverado Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of May 2003.

/s/ John Hartman
-----------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Silverado Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of May, 2003.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer