Form 10QSB
period 2003-06-30
SILVERADO FINANCIAL INC
filed 2003-08-19
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to _________________

                         Commission file number: 0-29049


                            Silverado Financial, Inc.
--------------------------------------------------------------------------------
                         (formerly Rhombic Corporation)
             (Exact name of Registrant as specified in its charter)

            Nevada                                             86-0824125
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

   1475 S. Bascom Avenue, Suite 210
            Campbell, CA                                          95008
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (408) 371-2301
                           --------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, 12,720,884 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet as of June 30, 2003 .......................... 3

     Consolidated Statements of Operation for the six months
     and three months ended June 30, 2003 and 2002 ........................... 4

     Consolidated Statements of Changes in Stockholders' Equity for
     the six months and three months ended June 30, 2003 and 2002 ............ 5

     Consolidated Statements of Cash Flow for the six months and three months ended June 30, 2003 and 2002 ........................... 6 - 7

     Notes to Financial Statements ........................................... 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 10

Item 3. Controls and Procedures ............................................. 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 14

Item 2. Changes in Securities ............................................... 14

Item 3. Defaults Upon Senior Securities ..................................... 15

Item 4. Submissions of Matters to a Vote of Security Holders ................ 15

Item 5. Other Information ................................................... 15

Item 6. Exhibits and Reports on Form 8-K  ................................... 15

Signatures .................................................................. 15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 2003
                                   (unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                               $   1,529
   Receivables                                                           14,377
   Marketable securities held for sale                                   17,775
                                                      -------------------------
   Total Current Assets                                                  33,681

OTHER ASSETS
   Intellectual property                                              1,398,020
   Furniture, fixtures & equipment-net                                  131,446
   Other                                                                  6,900
                                                      -------------------------

Total assets                                                         $1,570,047
                                                      =========================

                                  LIABILITIES
CURRENT                           -----------
   Accounts Payable                                                   $ 141,115
   Accrued interest                                                      14,583
   Due to affiliates                                                     45,000
                                                      -------------------------
                                                                        200,698

OTHER LIABILITIES
   Convertible notes payable                                             26,000
   Note payable                                                         278,500
                                                      -------------------------
Total liabilities                                                       505,198

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares                         12,721
   authorized, 12,720,884 issued and outstanding
Additional paid-in capital                                           10,097,246
(Deficit) accumulated during the development stage                   (9,045,118)
                                                      -------------------------
Total stockholders' equity                                            1,064,849
                                                      -------------------------

Total liabilities and stockholders' equity                           $1,570,047
                                                      =========================

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)

                                                                                                               Cumulative from
                                           For the 6 months ended            For the 3 months ended             Nov. 21, 1994
                                        June 30,2003   June 30,2002       June 30,2003    June 30,2002           June 30,2003
                                      -------------------------------   ----------------------------------------------------------
Revenues
  Commission & processing revenue             $17,825              $0            $17,825              $0                   $17,825
  Cost of sales                                (9,181)              0             (9,181)              0                    (9,181)
                                      --------------------------------------------------------------------------------------------
Gross profit                                    8,644               0              8,644               0                     8,644
                                      --------------------------------------------------------------------------------------------

Operating expenses
  Research and development                          0          (9,183)                 0          (9,183)                  688,563
  Impairment on intellectual property               0               0                  0               0                 2,168,038
  Consulting                                  171,418               0             50,118               0                 3,416,542
  General and administrative                  236,648          39,080            169,987          (2,912)                2,698,303
  Depreciation                                  4,729               0              4,570               0                     4,729
                                      ------------------------------------------------------------------   -----------------------
Total operating expenses                      412,795          29,897            224,675         (12,095)                8,976,175
                                      ------------------------------------------------------------------   -----------------------

Other Income and Expense
  Interest income                                   9                                  9                                     6,963
  Interest (expense)                          (12,294)           (120)            (6,226)           (120)                  (19,114)
                                      ------------------------------------------------------------------   -----------------------
Total non-operating income                    (12,285)           (120)            (6,217)           (120)                  (12,151)
                                      ------------------------------------------------------------------   -----------------------

Net (Loss) from operations                   (416,436)        (30,017)          (222,248)         11,975                (8,979,682)

Other revenues and expenses
  (Loss) gain on sale of investments           (6,201)              0                153               0                   (78,665)
   Licensing revenue from
  intellectual property                             0               0                  0               0                     13,229
                                      ------------------------------------------------------------------   -----------------------
Net (Loss)                                  ($422,637)       ($30,017)         ($222,095)        $11,975               ($9,045,118)
                                      ==================================================================   =======================

Net (Loss) per share:
Basic and Diluted                              ($0.04)         ($0.00)            ($0.02)          $0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic & Diluted                          11,178,875      28,704,241         11,356,524      28,711,360
                                      ===============================   ================================

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2003
                                   (Unaudited)

                                                                                                              Net
                                                                                            (Deficit)     Unrealized
                                                                                           Accumulated  Holding loss
                                                        Common Stock          Additional     During     on available
                                                ---------------------------     Paid-In    Development     for sale
                                                    Shares          Amount      Capital       Stage      securities         Total
                                                ------------- ------------- ------------- ------------- ------------- -------------
Balance at December 31, 2001                       28,697,042       $28,697    $8,452,629   ($8,219,508)      ($7,476)     $254,342
Shares issued for services                          1,302,958         1,303        53,895                                    55,198

Net loss for quarter ended June 30, 2002                                                        (30,016)                    (30,016)
                                                ------------- ------------- ------------- ------------- ------------- -------------
                                                   30,000,000       $30,000    $8,506,524   ($8,249,524)      ($7,476)     $279,524
                                                ============= ============= ============= ============= ============= =============



Balance at December 31, 2002                       10,400,000       $10,400    $9,616,027   ($8,622,481)       $7,399    $1,011,345
Shares issued for services                            364,785           365        86,135                                    86,500
Net unrealized holding (loss) on
 securities available held for sale                                                                            (7,399)       (7,399)

Shares issued for payables                            335,004          $335      $124,640                                   124,975
Shares issued for services                            725,216           725       111,294                                   112,019
Shares issued for Realty Capital                      729,452           730       126,924                                   127,654
Shares issued for debt                                228,372           228        48,848                                    49,076
Shares issued for rounding                                 55                                                                     0
Cancellation of shares from sale of intellectual                                                                                  0
property                                              (62,000)          (62)      (16,622)                                  (16,684)
Net unrealized holding (loss) on                                                                                                  0
 securities available held for sale                                                                                               0
Net loss for quarter ended June 30, 2003                                                       (422,637)                   (422,637)
                                                ------------- ------------- ------------- ------------- ------------- -------------
                                                 $ 12,720,884  $     12,721   $10,097,246   $(9,045,118)  $         0  $  1,064,849
                                                ============= ============= ============= ============= ============= =============

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  June 30, 2003
                                   (Unaudited)

                                                             For the six months ended  For the three months ended   Cumulative from
                                                                     June 30,                    June 30,          November 21, 1994
                                                          ---------------------------  --------------------------   (Inception ) to
                                                                 2003          2002          2003          2002       June 30, 2003
                                                          ------------- ------------- ------------- -------------------------------
OPERATING ACTIVITIES

Net (loss) income for the period                              ($422,637)     $(30,017)    ($222,095)     $ 11,975       ($9,045,118)
 Adjustments to reconcile net
   cash used by operations:
      Depreciation expense                                        4,729                       4,570                           4,729
      Write down on intellectual property and patents                 0                                                   2,086,837
      Loss (gain) on sale of marketable securities                6,201                        (153)                         78,665
      Rockford shares issued for services                             0                                                      32,275
     Common stock issued for services                           198,519        55,198       112,019        55,198         2,174,201
     Common stock issued for payables and debt                  174,051                     174,051                         174,051
     Common stock issued for Financial Software Inc.                  0                                                   1,089,903
     Common stock issued for Realty Capital Corporation         127,654                     127,654                         127,654
     Fair value of options granted                                    0                                                   2,082,113
     (Increase)/decrease in accounts receivable                  (1,750)                     17,427                         (14,377)
     (Increase)/decrease in prepaid expenses                          0           300                                             0
     (Increase)/decrease in furniture, fixtures & equipment    (134,271)                   (134,271)                       (134,271)
     (Increase)/decrease in other assets                              0                                                      (8,803)
     Increase/(decrease) in accounts payable                     33,206         3,784       (93,403)       (5,517)          142,214
     Increase/(decrease) in accrued interest                     11,491                       5,425                          14,583
     Increase/(decrease) in due to affiliates                   (10,000)      (21,263)        3,000       (51,374)           45,000
     Increase/(decrease) in convertible notes payable                 0                           0                          26,000
     Increase/(decrease) in note payable                          3,500                       3,500                         278,500
                                                          ------------- ------------- ------------- -------------------------------
Net Cash (Used) by Operating Activities                          (9,307)        8,002        (2,276)       10,282          (845,844)

FINANCING ACTIVITIES

  Proceeds from private placements                                                                                        1,347,830
  Proceeds from exercise of stock options                                                                                 1,006,750
  Proceeds from conversion of debenture                                                                                     200,000
                                                          ------------- ------------- ------------- -------------------------------
     Cash provided from financing activities                          0             0             0             0         2,554,580
                                                          ------------- ------------- ------------- -------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOW - Continued

INVESTING ACTIVITIES

   Cost of patents                                                                                                         (168,430)
  Proceeds from sale of marketable securities                    10,275                       2,854                         103,774
   Acquisition of software system                                                                                        (1,398,020)
   Investment in Rockford Technologies                                                                                     (207,756)
   Investment in marketable securities                                                                                      (36,775)
                                                          ------------- ------------- ------------- -------------------------------
      Cash (used) in investment activities                       10,275             0         2,854             0        (1,707,207)
                                                          ------------- ------------- ------------- -------------------------------

Increase (decrease) in cash                                         968         8,002           578        10,282             1,529
Cash at beginning of period                                         561         9,100           951         6,820
                                                          ------------- ------------- ------------- -------------------------------
Cash at end of period                                           $ 1,529      $ 17,102        $1,529      $ 17,102          $  1,529
                                                          ============= ============= =============================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


Cancellation of 62,000 common shares in sale of
  intellectual property and Rockford shares                    $(16,684)           $0            $0            $0          $(16,684)
                                                          ============= ============= =============================================

Issuance of common stock for licensing agreements
    and intellectual property                                        $0            $0            $0            $0         $2,005,350
                                                          ============= ============= =============================================


       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                         (formerly Rhombic Corporation)
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003

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

At the beginning of business on April 29, 2003 the Company changed its trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was done in conjunction with the shareholder approval of February 10, 2003 to amend the Articles of Incorporation.

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the company's president, the company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Realty Capital Corporation. The purchase price of Realty Capital Corporation was $127,654 and was the net asset value of Realty Capital Corporation, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

As shown in the accompanying financial statements, the Company had a net loss of $222,095 for the three months ended June 30, 2003. It has incurred an accumulated deficit of $9,045,118 and has a deficit in working capital of approximately $167,017 as of June 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

MARKETABLE SECURITIES AVAILALE FOR SALE

The Company has the following investments at June 30, 2003:

                                                        June 30, 2003
                                                   -------------------------
                                                                  Estimated
                                                    Cost          Fair Value
                                                    ----          ----------
     AVAILABLE FOR SALE SECURITIES

     Showintel Networks, Inc.                      $17,775          $17,775
                                                   -------          -------

     Totals                                        $17,775          $17,775
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

During the second quarter of 2003, the Company sold 30,000 shares of Showintel Networks, Inc. and all Rockford Technologies, Inc. shares and recorded a net gain of $153.

At June 30, 2003, the estimated fair value of the 197,500 shares of Showintel Networks, Inc. held by the Company was estimated based on the quoted trading price of the security at June 30, 2003. The value of the Showintel Networks, Inc. common stock is recorded at its fair market value as of June 30, 2003.

STOCKHOLDERS' EQUITY

During the prior quarter ended March 31, 2003 the company issued 364,785 for services.

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the company's president, the company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Realty Capital Corporation. The purchase price of Realty Capital Corporation was $127,654 and was the net asset value of Realty Capital Corporation, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, in a non-arms length transaction with Robert George Krushnisky, a director of the company, the company received 62,000 shares of its own common stock together with cancellation of an outstanding debt in the amount of $1,100 in exchange for all of the scientific intellectual property assets acquired prior to the acquisition of FSI in November of 2002 as well as all shares of Rockford Technology held for sale by the company.

During the quarter ended June 30, 2003, in a non-arms length transaction with Ilya "Sean" Radetich, a director of the company, the company issued 228,372 shares of restricted common stock in cancellation of outstanding debt in the amount of $49,076 at $0.215 per share which was based on the prior five days average trading price at the time of issuance. The shares were issued under
Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 111,577 restricted common shares to the officers of the Company for accrued compensation of $30,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 4,444 restricted common shares to two directors of the Company at a deemed value of $3,000 as compensation for the attendance of six board meetings held during the quarter. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $60,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 223,427 unrestricted shares under its S-8 2003 Employees and Compensation Plan to various individuals at a deemed value of $94,975 for various consulting services rendered during the prior quarter ended March 31, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the quarter ended June 30, 2003, the Company issued 420,772 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $49,019 for various consulting services rendered during the current quarter ended June, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the quarter ended June 30, 2003, the company issued 55 shares for purposes of fractional share adjustments.


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

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the company's president, the company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Realty Capital Corporation. The purchase price of Realty Capital Corporation was $127,654 and was the net asset value of Realty Capital Corporation, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

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

RESULTS OF OPERATIONS:

Comparison of Quarter Ended June 30, 2003 and 2002

The Company generated revenues of $17,825 from operations during the second quarter of 2003. This marks the first time the company has generated any revenues since inception. Management's objective during the second quarter of 2003 was to acquire an operating company, to begin generating revenue and to continue to reform its capital structure to attract investment capital and attract potential acquisitions.

During the second quarter of 2003 the Company incurred $169,987 in general and administrative expenses which was comprised of accrued compensation expense of $40,000 to its officers and $129,987 of office expenses and out of pocket costs involved with the restating the Company's capital structure.

The Company incurred $50,118 in consulting fees.

During the second quarter of 2003, the Company sold 30,000 shares of Showintel Networks, Inc. and all of its shares of Rockford Technologies, Inc and recorded a net gain of $153.


LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2002 the Company had $17,102 in cash and $31,612 in current payables. At June 30, 2003 the Company had approximately $1,529 in cash, $14,377 in receivables, $and $17,775 in marketable securities and approximately $200,698 in current payables.

During the second quarter of 2003, the Company sold shares of Showintel Networks, Inc. and Rockford Technologies, Inc. and received $2,854in cash which was used added to its general funds.

The  Company   decreased  its  accounts   payable  by  $93,403  due  to  accrued
compensation expense of $40,000 to its officers and approximately $53,403 in consulting fees.

The Company incurred $6,226 of interest expense on its debt of $304,500 of which $5,425 was incurred for the software of FSI and $801 was related to loans for cash in a private placement from accredited investors.

On October 11, 2002, the Company began a private placement to accredited investors for $250,000. The terms of the offering are a 10% annual interest bearing note that can be converted by the holder into restricted common shares at $.40 with a warrant to buy an equal amount of shares at $.45. The term of the note is one-year from the subscription date and the registrant has the right to extend the note for an additional year. The term of the warrant is for three years from the subscription date. As August 1, 2003 the company has subscribed $26,000 under this private placement. The company has paid $1,600 in commissions in connection with the subscriptions and has received $24,400 in net proceeds. However, there is no assurance that it will be able to generate capital sufficient to meet these long-term needs. If it can't meet these requirements, it may not be able to continue as a going concern.

The Company believes that it has sufficient capital and resources to support operations for the next twelve months. It anticipates that the capital requirements for the balance of the period ending December 31, 2003 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity investments.


SUBSEQUENT EVENTS:

None.


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

ITEM 3: CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company. The Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

During the prior quarter ended March 31, 2003 the company issued 364,785 for services.

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the company's president, the company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Realty Capital Corporation. The purchase price of Realty Capital Corporation was $127,654 and was the net asset value of Realty Capital Corporation, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, in a non-arms length transaction with Robert George Krushnisky, a director of the company, the company received 62,000 shares of its own common stock together with cancellation of an outstanding debt in the amount of $1,100 in exchange for all of the scientific intellectual property assets acquired prior to the acquisition of FSI in November of 2002 as well as all shares of Rockford Technology held for sale by the company.

During the quarter ended June 30, 2003, in a non-arms length transaction with Ilya "Sean" Radetich, a director of the company, the company issued 228,372 shares of restricted common stock in cancellation of outstanding debt in the amount of $49,076 at $0.215 per share which was based on the prior five days average trading price at the time of issuance. The shares were issued under
Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 111,577 restricted common shares to the officers of the Company for accrued compensation of $30,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 4,444 restricted common shares to two directors of the Company at a deemed value of $3,000 as compensation for the attendance of six board meetings held during the quarter. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $60,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended June 30, 2003, the Company issued 223,427 unrestricted shares under its S-8 2003 Employees and Compensation Plan to various individuals at a deemed value of $94,975 for various consulting services rendered during the prior quarter ended March 31, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the quarter ended June 30, 2003, the Company issued 420,772 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $49,019 for various consulting services rendered during the current quarter ended June, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the quarter ended June 30, 2003, the company issued 55 shares for purposes of fractional share adjustments.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     31.1 Quarterly Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

     31.2 Quarterly Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to the 18 U.S.C section 1353, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to the 18 U.S.C section 1353, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILVERADO FINANCIAL, INC.

                                           /s/ John E. Hartman
                                           -------------------------------------
Date: August 19, 2003                      By: John E. Hartman
                                           President and Chief Executive Officer


                                           /s/ Albert A. Golusin
                                           -------------------------------------
Date:  August 19, 2003                     By: Albert A. Golusin
                                           Chief Financial Officer

                                  Exhibit 31.1

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August, 2003.

/s/ John Hartman
-----------------------------
Chief Executive Officer

                                  Exhibit 31.2

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August, 2003.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer

                                  Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rhombic Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Hartman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August, 2003.


/s/ John Hartman
-----------------------------
Chief Executive Officer

                                  Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverado Financial, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August 2003.

/s/ Albert Golusin
-----------------------------
Chief Financial Office