Form 10QSB
period 2003-09-30
SILVERADO FINANCIAL INC
filed 2003-11-20
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission file number: 0-29049


                            Silverado Financial, Inc.
          -----------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

            Nevada                                             86-0824125
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

   1475 S. Bascom Avenue, Suite 210
            Campbell, CA                                          95008
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (408) 371-2301
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, 14,077,066 shares of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                              INDEX TO FORM 10-QSB

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements ................................................ 3

     Consolidated Balance Sheet as of September 30, 2003 .................... 3

     Consolidated Statements of Operation for the nine months
     and three months ended September 30, 2003 and 2002 ..................... 4

     Consolidated Statements of Changes in Stockholders' Equity for
     the nine months ended September 30, 2003 and 2002 ...................... 5

     Consolidated Statements of Cash Flow for the nine months and three months ended September 30, 2003 and 2002 ......................... 6

     Notes to Financial Statements .......................................... 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................. 17

Item 3. Controls and Procedures ............................................ 20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 21

Item 2. Changes in Securities .............................................. 21

Item 3. Defaults Upon Senior Securities .................................... 21

Item 4. Submissions of Matters to a Vote of Security Holders ............... 21

Item 5. Other Information .................................................. 21

Item 6. Exhibits and Reports on Form 8-K ................................... 22

SIGNATURES ................................................................. 22

PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                               SEPTEMBER 30, 2003
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                      $   3,277
   Receivables                                                  11,405
   Marketable securities held for sale                          17,775
                                                      ----------------
Total Current Assets                                            32,457

OTHER ASSETS
   Intellectual property                                     1,398,020
   Furniture, fixtures & equipment-net                         124,637
   Other                                                         6,900
                                                      ----------------

Total assets                                               $ 1,562,014
                                                      ================

                                  LIABILITIES
                                  -----------
CURRENT
   Accounts Payable                                         $  149,954
   Accrued interest                                             21,500
   Convertible notes payable                                    36,000
   Due to affiliates                                            15,000
                                                      ----------------
                                                               222,454
OTHER LIABILITIES
   Note payable                                                275,000
                                                      ----------------
Total liabilities                                              497,454

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares                14,077
   authorized, 14,077,066 issued and outstanding
Additional paid-in capital                                  10,332,590
(Deficit) accumulated during the development stage          (9,282,107)
                                                      ----------------
Total stockholders' equity                                   1,064,560
                                                      ----------------

Total liabilities and stockholders' equity                 $ 1,562,014
                                                      ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)

                                                                                                       Cumulative from
                                                                                                         Nov. 21, 1994
                                        For the nine months ended      For the three months ended        (Inception) to
                                              September 30,                   September 30,              September 30,
                                          2003           2002           2003             2002               2003
                                     ---------------------------------------------------------------------------------
Revenues
  Commission & processing revenue         $43,823            $0          $25,998              $0               $43,823
  Cost of sales                           (30,152)            0          (20,971)              0               (30,152)
                                     ---------------------------------------------------------------------------------
Gross profit                               13,671             0            5,027               0                13,671
                                     ---------------------------------------------------------------------------------

Operating expenses
  Research and development                      0        (9,183)               0               0               688,563
  Impairment on intellectual property           0             0                0               0             2,168,038
  Consulting                              394,397             0          222,979               0             3,639,521
  General and administrative              241,959        51,293            5,311          12,214             2,703,614
  Depreciation                             11,538             0            6,809               0                11,538
                                     ---------------------------------------------------------------------------------
Total operating expenses                  647,894        42,110          235,099          12,214             9,211,274
                                     ---------------------------------------------------------------------------------

Other Income and Expense
  Interest income                               9                              0                                 6,963
  Interest (expense)                      (19,211)         (120)          (6,917)              0               (26,031)
                                     ---------------------------------------------------------------------------------
Total non-operating expense               (19,202)         (120)          (6,917)              0               (19,068)
                                     ---------------------------------------------------------------------------------

Net (Loss) from operations               (653,425)      (42,230)        (236,989)        (12,214)           (9,216,671)

Other revenues and expenses
  (Loss) gain on sale of investments       (6,201)            0                0               0               (78,665)
   Licensing revenue from                       0             0                0               0                13,229
   intellectual property
                                     ---------------------------------------------------------------------------------
Net (Loss)                              $(659,626)     $(42,230)       $(236,989)       $(12,214)          $(9,282,107)
                                     =================================================================================

Net (Loss) per share:
Basic and Diluted                          $(0.06)       $(0.01)          $(0.02)         $(0.00)
                                     ===========================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic & Diluted                      11,934,667     5,828,181       13,421,606       6,000,000
                                     ===========================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                          Net
                                                                                          (Deficit)    Unrealized
                                                                                         Accumulated  Holding loss
                                                         Common Stock       Additional      During    on available
                                                 -----------------------     Paid-In     Development    for sale
                                                       Shares    Amount      Capital        Stage      securities         Total
                                                 --------------------------------------------------------------------------------
Balance at December 31, 2001                         5,739,408    $5,739     $8,475,587   $(8,219,508)     $(7,476)      $254,342
Shares issued for services                             260,592       261         54,937                                    55,198
Net loss for quarter ended Sept. 30, 2002                                                      42,230)                    (42,230)
                                                 --------------------------------------------------------------------------------
                                                     6,000,000    $6,000     $8,530,524   $(8,261,738)     $(7,476)      $267,310
                                                 ================================================================================

Balance at December 31, 2002                        10,400,000   $10,400     $9,616,027   $(8,622,481)      $7,399     $1,011,345
Net unrealized holding (loss) on
 securities available held for sale                                                                         (7,399)        (7,399)

Shares issued for payables                             566,365      $566       $170,109                                   170,675
Shares issued for services                           2,214,822     2,215        388,304                                   390,519
Shares issued for Realty Capital                       729,452       730        126,924                                   127,654
Shares issued for debt                                 228,372       228         48,848                                    49,076
Finders fees                                                                     (1,000)                                   (1,000)
Shares issued for rounding                                  55                                                                  0
Cancellation of shares from sale of intellectual                                                                                0
property                                               (62,000)      (62)       (16,622)                                  (16,684)
Net unrealized holding (loss) on                                                                                                0
 securities available held for sale                                                                                             0
Net loss for quarter ended September 30, 2003                                                (659,626)                   (659,626)
                                                 --------------------------------------------------------------------------------
                                                    14,077,066     $14,077  $10,332,590   $(9,282,107)          $0     $1,064,560
                                                 ================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                                                                Cumulative from
                                               For the nine months ended     For the three months ended      November 21, 1994
                                                        September 30,                  September 30,             (Inception ) to
                                                --------------------------------------------------------------
                                                      2003         2002           2003           2002         September 30, 2003
                                                --------------------------------------------------------------------------------
OPERATING ACTIVITIES

  Net (loss) income for the period                  $(659,626) $  (42,230)      $(236,989)       $ (12,213)          $(9,282,107)
   Adjustments to reconcile net
     cash used by operations:
        Depreciation expense                           11,538                       6,809                                 11,538
        Write down on intellectual property
and patents                                                                                                            2,086,837
        Loss (gain) on sale of marketable
           securities                                   6,201                                                             78,665
        Rockford shares issued for services                                                                               32,275
        Common stock issued for services              390,519      26,766                                              2,174,201
        Common stock issued for payables and
            debt                                      218,751      28,432         236,700                                410,751
        Common stock issued for Financial
Software Inc.                                                                                                          1,089,903
        Common stock issued for Realty Capital
Corporation                                           127,654                                                            127,654
        Fair value of options granted                                                                                  2,082,113
       (Increase)/decrease  in accounts
             receivable                                 1,222                       2,972                                (11,405)
       (Increase)/decrease  in prepaid expenses                       300                                                      0
       (Increase)/decrease  in furniture, fixtures
& equipment                                          (134,271)                                                          (134,271)
       (Increase)/decrease  in other assets                                                                               (8,803)
        Increase/(decrease) in accounts payable        42,045      11,434           5,339              481               151,053
        Increase/(decrease) in accrued interest        18,408                       6,917                                 21,500
        Increase/(decrease) in due to affiliates      (40,000)    (28,432)        (30,000)                                15,000
        Increase/(decrease) in convertible notes
           payable                                     10,000                      10,000                                 36,000
        Increase/(decrease) in note payable                 0                                                            275,000
                                                --------------------------------------------------------------------------------
Net Cash (Used) by Operating Activities                (7,559)     (3,730)          1,748          (11,732)             (844,096)

FINANCING ACTIVITIES

  Proceeds from private placements                                                                                     1,347,830
  Proceeds from exercise of stock options                                                                              1,006,750
  Proceeds from conversion of debenture                                                                                  200,000
                                                --------------------------------------------------------------------------------
     Cash provided from financing activities                0           0               0                0             2,554,580
                                                --------------------------------------------------------------------------------



 CONSOLIDATED STATEMENTS OF CASH FLOW - continued

INVESTING ACTIVITIES

   Cost of patents                                                                                                      (168,430)
  Proceeds from sale of marketable securities          10,275                                                            103,774
   Acquisition of sotware system                                                                                      (1,398,020)
   Investment in Rockford Technologies                                                                                  (207,756)
   Investment in marketable securities                                                                                   (36,775)
                                                --------------------------------------------------------------------------------
      Cash (used) in investment activities             10,275              0             0                0            (1,707,207)
                                                --------------------------------------------------------------------------------

Increase (decrease) in cash                             2,716      (3,730)          1,748          (11,732)                3,277
Cash at beginning of period                               561       9,100           1,529           17,102                     0
                                                --------------------------------------------------------------------------------
Cash at end of period                                $  3,277    $  5,370        $  3,277         $  5,370          $      3,277
                                                ================================================================================

Interest expense                                     $ 19,211     $   120        $  6,917           $    -          $     26,031

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


Cancellation of 62,000 common shares in sale of
  intellectual property and Rockford shares             $   0          $   0         $   0           $   0         $     (16,684)
                                                =================================================================================

Issuance of common stock for licensing agreements
    and intellectual property                           $   0          $   0        $   0            $   0         $   2,005,350
                                                ==================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002


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

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

On November 19th, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc., (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in edition to operating several Financial Industry publishing web-sites. This acquisition was completed on a share for share exchange basis for 22,000,000 pre reverse split shares (5,500,000 post reverse split shares) of the Company's common stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 20,000,000 and the authorized preferred shares to 1,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003.

Effective April 29, 2003 the Company changed its trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was done in conjunction with the shareholder approval of February 10, 2003 to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 20,000,000 and the authorized preferred shares to 1,000,000.

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

GOING CONCERN AND PLAN OF OPERATION

As shown in the accompanying financial statements, the Company had a net loss of $659,626 and $236,989 for the nine months and three months ended September 30,

2003. It has incurred an accumulated deficit of $9,282,107 and has a deficit in working capital of $189,997 as of September 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

INVESTMENTS

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

At September 30, 2003 and 2002, respectively, the Company's investments were held for sale.

INTELLECTUAL PROPERTY

The Company's intellectual property is comprised of a software platform acquired with the acquisition of Financial Services Inc. in 2002.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. The Company periodically issues options to consultants and members of the Board of Directors. The estimated value of these options is determined in accordance with SFAS No. 123 and expensed as the granted options vest to the grantees.

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


NEW TECHNICAL PRONOUNCEMENTS

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

Note 3 - INTELLECTUAL PROPERTY

Since its inception, the Company entered into numerous agreements as a result of having acquired certain rights to various complex intellectual scientific properties. On November 19, 2002 the Company acquired intellectual property comprised of a software platform acquired with Financial Services Inc. during 2002.

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

The Company periodically analyzes its investment in intellectual property for impairment. The stages of development in which the intellectual property is in make estimation of value or determination of impairment a difficult task. There has been no substantive revenues generated or value derived from the technology since its acquisition. The Company has determined that there is no evidence that the book value of the intellectual property is impaired until it has been determined that there is no likely commercial application or one that will produce adequate cash flow to support those values.

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

At September 30, 2003, the Company owned the software platform acquired with Financial Services Inc. during 2002.

Note 4 - INVESTMENTS

The Company has the following investments at September 30, 2003:

                                                  September 30, 2003
                                                -------------------------
                                                               Estimated
                                                    Cost       Fair Value
                                                    ----       ----------
     AVAILABLE FOR SALE SECURITIES

     Limelight Media Group Inc., fka
     Showintel Networks, Inc.                       $17,775       $17,775
                                                   ---------- -----------
     Totals                                         $17,775       $17,775
                                                   ========== ===========

The Company did not acquire or sell any marketable securities during the third quarter of 2003.

The estimated fair value of the 197,500 shares of Limelight Media Group Inc. held by the Company was estimated based on the quoted trading price of the security at September 30, 2003. The security began trading under its new name of Limelight Media Group Inc. on November 10, 2003.

Note 5 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. At September 30, 2003 and 2002, the Company has approximately $9,282,107 and $8,254,339 of net operating losses available to offset future federal income tax liability and $3,647,487 and $2,920,532 of net operating losses available to offset future state income tax liability. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carry forwards.

                                                    For the nine months ended September 30,
                                                  -----------------------------------------
                                                        2003                  2002
                                                  -----------------    --------------------
Tax effects of carryforward benefits:
    Net operating loss carryforwards                   $ 3,478,531             $ 3,171,316
                                                  -----------------    --------------------
Total current and deferred income tax benefit            3,478,531               3,171,316
Valuation allowance                                     (3,478,531)             (3,171,316)
                                                  -----------------    --------------------
Benefit of income taxes                                      $ -0-                    $ -0-
                                                  =================    ====================

Income tax components for the nine months ended September 30, 2003 and 2003 are as follows:

                                   For the nine months ended September 30,
                                  -----------------------------------------
                                               2003                  2002
                                  -----------------    --------------------
Income tax benefit:
    Federal                               $ 224,273                $ 14,358
    State                                    29,155                   1,867
                                  -----------------    --------------------
Total current and deferred income
   tax benefit                              253,428                  16,225
Valuation allowance                        (253,428)                (16,225)
                                  -----------------    --------------------
Benefit of income taxes                         $-0-                    $-0-
                                  =================    ====================

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% and the state rate of 7% at December 31, 2002 and 2001, except for the valuation allowance.

At September 30, 2003, the Company's realized net operating losses expire over the next 20 years for federal and five years for state income tax purposes. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The realized net operating losses expire, as follows:

                 Expiration           Federal                  State
            -----------------  ------------------     --------------

            2004                                           $ 301,975
            2005                                           1,835,135
            2006                                             289,298
            2007                                              63,361
            2008                                           1,159,718
            2009                     $     44,994
            2010                          379,485
            2011                          461,101
            2012                          236,028
            2018                          861,526
            2019                          603,950
            2020                        3,670,269
            2021                          578,596
            2022                          126,723
            2023                        2,319,435
                             --------------------     --------------
  Total net operating loss available  $ 9,282,107          3,649,487
                             ====================     ==============

Note 6 - NOTES PAYABLE

Note Payable

As part of the acquisition of Financial Services Software, the Company became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note will not be paid until the Company has raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further, additional monthly payments are abated until the Company is able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $18,986 of accrued unpaid interest at September 30, 2003.

Convertible Notes payable

The Company has three convertible notes payable totaling $36,000 at 10% per annum maturing during the third quarter of 2004 as a result of the Company's extensions of two convertible notes that were originated during 2002. There was $1,989 of accrued unpaid interest at September 30, 2003.

Assuming the Company has the ability to make all note payments under their terms commencing October 1, 2003 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

               Year     $ Amount
               2003     $ 48,774
               2004      226,296
               2005       48,774
                       ---------
             Total      $323,844
                       =========

Note 7 - COMMITMENTS

During May 2003, the Company became responsible for a lease entered into by its subsidiary, Realty Capital Corporation, during October 2002 for 3,179 square feet in an office building in Campbell, California. The lease is for a period of two years ending on October 31, 2004. The base rental under the lease is $80,111 per annum ($6,675.90 per month) during the first twelve month period and $82,514 ($6,876.17 per month) during the second twelve month period. The lease provides for the Company to pay its proportionate share of the landlord's common costs during second twelve month period.

Rent expenses totaled $40,003 and $2,400 for the nine months ended September 2003 and 2002, respectively and $19,975 and $0 for the three months ended September 2003 and 2002, respectively.

Minimum future commitments under all operating leases are as follows:

                          Years Ending                Amount
                          December 31,
                       --------------------     --------------------

                              2003                           $20,428
                              2004                            68,762
                                                --------------------
                                                             $89,190
                                                ====================


Note 8 - STOCKHOLDERS' EQUITY

During the first two quarters of 2003 the company issued a total of 2,382,884 common shares at a deemed value of $500,224. A total of 1,090,001 shares were issued for services at a deemed value of $198,519, 563,376 common shares were issued for debt and payables at a deemed value of $174,051, 729,452 common shares were issued to the Company's president John E. Hartman for all of the outstanding shares of Realty Capital Corporation at a deemed value of $127,654 and 62,000 common shares were returned to the treasury and cancelled in a transaction involving the sale of the scientific intellectual property to a director of the Company at a deemed value of $16,684.

During the quarter ended September 30, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $48,000. The shares were issued under Section 4(2) of the 1933 Securities Act. The Company also issued 226,363 restricted common shares to the officers of the Company for accrued compensation of $45,000. The shares were issued under
Section 4(2) of the 1933 Securities Act. The Company also issued 300,000 restricted common shares to a public relations firm at a deemed value of $65,000 for investor relations services and issued 206,200 restricted common shares to officers of the Company for services rendered during the quarter at a deemed value of $30,000. All of the shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended September 30, 2003, the Company issued 5,000 unrestricted shares under its S-8 2003 Employees and Compensation Plan to an individual at a deemed value of $700 for legal services rendered during the prior quarter ended June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 284,591 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $49,000 for various consulting services rendered during the current quarter ended September 30, 2003 relating to matters of corporate governance, software consulting, legal and other services.

Note 9 - STOCK OPTIONS

The Company issues stock options periodically to consultants and members of the Board of Directors. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". For options granted in the period ended September 30, 2003, that were granted to individuals other than employees, the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", does not apply. Accordingly, compensation cost has been recognized for the stock options granted to other than employees.

Under the provisions of SFAS No. 123, the number of fully vested options granted of 0 and 100,000 options for the periods ended September 30, 2003 and 2002, respectively, were used to determine compensation cost. There was no charge to expense for the value of options during the periods ended September 30, 2003 and 2002.

The Board of Directors authorized the granting of no options during the periods ended September 30, 2003 and 2002, respectively. The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested.

Note 10 - COMMON STOCK

At September 30, 2003 and 2002, the Company had 14,077,066 and 6,000,000 shares outstanding, respectively. The Company has 20,000,000 shares of $0.001 par value authorized.

Note 11 - LOSS PER SHARE

Loss per share of common stock has been computed based on the weighted average number of shares outstanding. As of September 30, 2003 and 2002, the weighted average number of shares outstanding for the nine months then ended was 11,934,667 and 5,828,181, respectively. There were no dilutive items outstanding; therefore, basic and diluted losses per share are the same.

Note 12 - CREDIT RISK AND OTHER CONCENTRATIONS

The Company has historically relied upon cash raised in private placements of the Company's common stock for working capital. At times, the Company maintains cash balances at banks that exceed insured limits. At September 30, 2003 and 2002 the Company did not have funds on deposit that exceeded the insured limits.

Note 13 -SUBSEQUENT EVENTS

On November 17, 2003 the Company acquired all of the outstanding common shares of San Francisco Funding Inc. in exchange for One Hundred, Fifty Thousand (150,000) shares of the Company's restricted common stock and Twenty Five Thousand (25,000) shares of the Company's Restricted Series A Secured Convertible Preferred Stock.

On November 17, 2003, the board of directors of the Company approved the issuance of 25,000 shares of restricted Series A Convertible Preferred Stock with a face value of $250,000 and bearing cumulative dividends at six percent (6%) per year. The Preferred shares shall have a right to convert to ten restricted common shares, at the option of the holder, per each Preferred share converted by the holder. The preferred shares may be redeemed by the Company at its option at any time after their issuance for an amount equal to the face value of each share plus any unpaid accrued dividends. The Preferred shares have no right to vote in any shareholder meetings unless converted to Common by the holder. The Preferred shares are secured against all of the shares of San Francisco Funding purchased by the Company.

The Company intends to allow San Francisco Funding to continue to operate its mortgage banking operation with its same management and directors as a wholly owned subsidiary.

--------------------------------------------------------------------------------

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

On November 11, 2002, the board of directors of the Registrant approved the issuance of 22,000,000 pre reverse split restricted shares (5,500,000 post reverese split shares)of its common stock for the acquisition of all of the issued and outstanding shares of Financial Software, Inc. ("FSI"). The transaction was closed on November 19, 2002. The value of the consideration in the exchange was determined at arms length by FSI and the registrant. FSI was in the financial services technology and publishing industry.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 20,000,000 and the authorized preferred shares to 1,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003.

It is the intention of Silverado Financial, Inc. "Silverado" to become a multifaceted technology and real estate services company. To achieve its new business plan, Silverado will acquire or modify its current software technology to target the real estate lending markets and to serve as a parent to companies that would provide financial publishing, mortgage brokerage and mortgage banking real estate services to customers through a developed software application.

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

RESULTS OF OPERATIONS:

Comparison of Quarter Ended September 30, 2003 and 2002

The Company generated revenues of $25,998 against $20,971 in cost of sales resulting in a gross profit of $5,027 from operations during the third quarter of 2003. The Company did not have a revenue generating operation during the third quarter of 2002 and was seeking investment capital for its scientific intellectual property along with acquisition candidates.

During the third quarter of 2003 the Company incurred $5,311 in general and administrative expenses compared to $12,214 during the third quarter ended 2002. These expenses were comprised of travel, office expenses and transfer agent and shareholder expenses.

Consulting fees during the third quarter 2003 were $222,979 compared to none during the third quarter of 2002.

On July 3, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $48,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

On September 11, 2003, the Company issued 300,000 restricted common shares to a public relations firm at a deemed value of $65,000 for investor relations services and issued 206,200 restricted common shares to officers of the Company for services rendered during the quarter at a deemed value of $30,000. All of the shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended September 30, 2003, the Company issued 284,591 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $49,000 for various consulting services rendered during the current quarter ended September 30, 2003 relating to matters of corporate governance, software consulting, legal and other services.

Additional consulting fees during the third quarter of 2003 of approximately $30,000 was incurred for consulting fees pertaining to increasing the sales force of Realty Capital Corporation and evaluating potential acquisitions.

LIQUIDITY AND CAPITAL RESOURCES:

Management's objective during the third quarter of 2003 was to acquire an operating mortgage brokerage company to increase its revenues; thereby enabling the acquisition of warehouse lines to commence mortgage banking operations.

At September 30, 2002 the Company had $5,370 in cash and $32,094 in current payables. At September 30, 2003 the Company had approximately $3,277 in cash, $11,405 in receivables, $17,775 in marketable securities and approximately $218,954 in current payables.

During the quarter ended September 30, 2003 the Company issued 1,356,182 common shares valued at $237,000 of which $45,700 was for payables and $191,300 for services during the period. During the quarter ended September 30, 2002 the Company issued 50,000 restricted common shares valued at $31,500 for services during that period.

The Company has warrants outstanding to purchase 65,000 shares of common stock in the Company for $29,250 expiring October 1, 2005.

The Company believes that it has sufficient capital and resources to support operations through the remainder of 2003. It anticipates that the capital requirements for the balance of the period ending December 31, 2003 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity investments.

SUBSEQUENT EVENTS:

On November 17, 2003 the Company acquired all of the outstanding common shares of San Francisco Funding Inc. in exchange for One Hundred, Fifty Thousand (150,000) shares of the Company's restricted common stock and Twenty Five Thousand (25,000) shares of the Company's Restricted Series A Secured Convertible Preferred Stock.

On November 17, 2003, the board of directors of the Company approved the issuance of 25,000 shares of restricted Series A Convertible Preferred Stock with a face value of $250,000 and bearing cumulative dividends at six percent (6%) per year. The Preferred shares shall have a right to convert to ten restricted common shares, at the option of the holder, per each Preferred share converted by the holder. The preferred shares may be redeemed by the Company at its option at any time after their issuance for an amount equal to the face value of each share plus any unpaid accrued dividends. The Preferred shares have no right to vote in any shareholder meetings unless converted to Common by the holder. The Preferred shares are secured against all of the shares of San Francisco Funding purchased by the Company.

The Company intends to allow San Francisco Funding to continue to operate its mortgage banking operation with its same management and directors as a wholly owned subsidiary.

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

ITEM 2. CHANGES IN SECURITIES

On July 3, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $48,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

On July 15, 2003, the Company issued 226,363 restricted common shares to the officers of the Company for accrued compensation of $45,000. The shares were issued under Section 4(2) of the 1933 Securities Act.

On September 11, 2003, the Company issued 300,000 restricted common shares to a public relations firm at a deemed value of $65,000 for investor relations services and issued 206,200 restricted common shares to officers of the Company for services rendered during the quarter at a deemed value of $30,000. All of the shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended September 30, 2003, the Company issued 5,000 unrestricted shares under its S-8 2003 Employees and Compensation Plan to an individual at a deemed value of $700 for legal services rendered during the prior quarter ended June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 284,591 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a deemed value of $49,000 for various consulting services rendered during the current quarter ended September 30, 2003 relating to matters of corporate governance, software consulting, legal and other services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.01 Stock Purchase Agreement to purchase San Francisco Funding, Inc. dated November 17, 2003.
     31.1 QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     31.2 QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILVERADO FINANCIAL, INC.

                                           /s/ John E. Hartman
                                           -------------------------------------
Date: November 18, 2003                     By: John E. Hartman
                                           President and Chief Executive Officer


                                           /s/ Albert A. Golusin
                                           -------------------------------------
Date:  November 18, 2003                   By: Albert A. Golusin
                                          Chief Financial Officer