Form 10KSB
period 2003-12-31
SILVERADO FINANCIAL INC
filed 2004-05-17
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 0-28375

                            SILVERADO FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                     86-0824125
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                   Identification Number)

   5976 W. Las Positas Blvd., Suite 112, Pleasanton, CA            94588
--------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

                        Telephone Number: (925) 227-1500

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of Each Class                              on which registered
---------------------------------                 ---------------------------
              None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                              --------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2003 were $115,823.

The approximate aggregate market value of Common Stock shares held by non-affiliates of the Registrant on December 31, 2003 was $2,034,994; based on 14,839,492 total outstanding shares less 2,120,777 shares held by affiliates for a total of 12,718,715 non-affiliated shares and a closing price of $0.16 per share on December 31, 2003.

On December 31, 2003, the Registrant had outstanding 14,839,492 shares of Common Stock, $0.001 par value.

                                 TABLE OF CONTENTS                         PAGE

PART I

ITEM 1. DESCRIPTION OF BUSINESS ............................................  3

ITEM 2. PROPERTIES ......................................................... 24

ITEM 3. LEGAL PROCEEDINGS .................................................. 24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 25

PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED
           STOCKHOLDER MATTERS ............................................. 26

ITEM 6. MANAGEMENT'S PLAN OF OPERATION ..................................... 27

ITEM 7. FINANCIAL STATEMENTS ............................................... 29

ITEM 8. CHANGES AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE ......................................... 52

ITEM 8A. CONTROLS AND PROCEDURES ........................................... 52

PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...... 53

ITEM 10. EXECUTIVE COMPENSATION ............................................ 54

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .... 57

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS .............. 57

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................. 58

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................ 59

SIGNATURES ................................................................. 60

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Background of the Company

Silverado Financial, Inc. (the "Company", "We", "Us" and "Our") is incorporated under the laws of the State of Nevada and based in Campbell, California in the San Francisco Bay Area. We provide first and second mortgage products to borrowers in California through our operating subsidiary, Realty Capital Corporation (RCC).

The corporation was initially formed on February 26, 1987 as Toledo Medical Corporation. Our name was changed to Almaz Space Corporation on February 9, 1991 and to Ready When You Are Funwear, Inc. on April 14, 1992. On December 30, 1994 a group of individuals acquired control of the Company. On February 17, 1995, they changed the name to Rhombic Corporation. On March 19, 2003, the company changed its name to Silverado Financial, Inc.

Our efforts, since inception, until October of 2002, had been primarily focused on the acquisition of the rights to intellectual property that could lead to the development of innovative scientific technologies. During the years 1999 and 2000 we began to focus on the research and development of our portfolio of acquired intellectual property. During 2001, our main objective was to identify and develop specific applications from our intellectual property in order to make them commercially marketable. In November 2002, we acquired Financial
Software, Inc. as the first part of its strategy to enter the lucrative financial services sector.

During 2003 the company had six wholly owned subsidiaries. They are:

         * Financial Software, Inc. ("FSI");
         * Realty Capital Corporation ("RCC");
         * Rockford Technology Associates, Inc. ("Rockford");
         * Nanophase Diamond Technologies, Inc. ("Nanophase");
         * AEP Technologies, Inc. ("AEPT"); and
         * Rhombic Detection Technologies, Inc. ("RDT").

Rockford, Nanophase, AEPT and RDT are inactive and have no assets, liabilities or operations and never were active, held any assets or had any liabilities or operations. These subsidiaries were created for the purpose of developing specific applications from our scientific intellectual property. We never implemented our plans to develop our scientific intellectual property and all of our scientific intellectual properties, together with certain marketable securities held for sale, were sold, in 2003 to a director, in exchange for the return of 62,000 shares of our Common Stock and the cancellation of $1,100 in debt.

We acquired Financial Software, Inc. (formerly Wall Street Web, Inc.) on November 19, 2002 a share for share exchange basis for 4,400,000 shares of common stock and the assumption of a note in the amount of $275,000. Financial Software, Inc.(FSI), a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing web-sites. We acquired FSI in order to gain access to certain proprietary software products owned by FSI which we intend to further develop and extend into a comprehensive back office platform necessary to accomplish our business objectives.

On May 9, 2003, we acquired Realty Capital Corporation in exchange for 729,452 shares of restricted common stock from John E. Hartman, the president of the Company and a director. Realty Capital Corporation (RCC) is a mortgage brokerage company licensed by the California Department of Real Estate and is currently seeking licensure by the California Department of Corporations as a Consumer Finance Lender. RCC generated all of the Company's 2003 revenue and has offices in Campbell California and Pleasanton, California.

In addition to continuing and expanding the operation of RCC, our other activities have consisted of developing the business plan, obtaining a warehouse line of credit, raising capital, business plan implementation and recruiting a management team. From inception to December 31, 2003, the Company has had revenues of $129,052 of which $115,823 was earned during 2003, and has expensed operating costs in the amount of $9,492,482 due in part to the write down of scientific intellectual properties in the amount of $2,168,038 and research and development expenses of $688,563. Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers, directors and certain key vendors accepting restricted common stock for their services.

Business of the Issuer

General

We provide mortgage products to borrowers in California through our operating subsidiary, Realty Capital Corporation (RCC). We offer mortgage products designed for borrowers who generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac as well as those who do not. We originate loans on the basis of the borrower's ability to repay the mortgage loan, the borrower's historical pattern of debt repayment and the amount of equity in the borrower's property (as measured by the borrower's loan-to-value ratio, or LTV). We have been originating these types of loans since our acquisition of RCC on May 9, 2003 and believe we have developed a comprehensive and sophisticated plan to grow the company going forward.

RCC operates out offices in Campbell and Pleasanton, California with more offices slated to open during 2004. Our plan is to expand throughout California, Nevada and Arizona during 2004 with offices in Sacramento, Woodland Hills, San Diego, Las Vegas, Reno, Phoenix and Tucson. We have developed sophisticated information technologies to allow us to move into these areas with a minimum of cost and start up while allowing the company to maintain tight control over regional offices.

In 2003, we originated 100% of our loans in California. Of the loans that we originated, 65% were refinances of existing mortgages and 35% were for the purchase of residential property. Of the refinance transactions, 80% were cash-out refinances in which the borrower receives additional proceeds to pay off other debt or meet other financial needs.

Recent Operating Highlights

We achieved several significant operational milestones during 2003, including the following:

     o    Revenues.   We  achieved   revenues  of  $115,823  in  2003.  This  is
          significant as it is the first time that we have achieved any significant revenues.

     o Current Assets. Current Assets including cash, cash equivalents, receivables and marketable securities held for sale equaled $30,410 at December 31, 2003 which represents a 231% increase over 2002 year-end current assets of $13,188.

Strengths and Competitive Advantages

We believe that we have several strengths and competitive advantages that allow us to compete effectively in our business, including:

     o High Quality Customer Service. We strive to make the origination process easy for our borrowers and sales executives by providing prompt responses, consistent and clear procedures and an emphasis on ease of use through technology.

     o    Performance-Based   Compensation  Structure.  We  have  implemented  a
          performance-based compensation structure, which allows us to attract, retain and motivate qualified personnel.

     o FinanCenter(C) Software. We plan to enhance our proprietary FinanCenter(C) Software to provide our sales executives with a wide array of unique products and services offered by no other mortgage company.

Product Types

We offer both fixed-rate loans and adjustable-rate loans, or ARMs. We also offer loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. At each interest rate adjustment date, rates are adjusted, subject to certain limitations on the amount of any single adjustment and a cap on the aggregate of all adjustments.

In addition, our products are available at different interest rates and with different origination and application points and fees, depending on the particular borrower's risk classification. See "Business--Underwriting Standards." Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Our maximum loan amount is generally $500,000 with a loan-to-value ratio of up to 90%. We do, however, offer larger loans with lower loan-to-value ratios through a special jumbo program. We also offer products that permit a loan-to-value ratio of up to 95% for selected borrowers with an internal risk classification of "A+" or of up to 90% for selected borrowers with an internal risk classification of "A-". We also offer our "AA" product designed to appeal to borrowers of higher credit quality.

Marketing

RCC's operations rely primarily on outbound telemarketing and on targeted direct mail and to attract borrowers. Our telemarketing programs are managed by a centralized staff that create a targeted mailing list oversee operations by our telemarketing staff. All calls or written inquiries from potential borrowers that result from the telemarketing are tracked centrally and then forwarded to a branch location and handled by branch loan officers. Under the telemarketing program, our staff solicits prospective borrowers, makes a preliminary evaluation of the applicant's credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer. In addition, this unit maintains a comprehensive database on all customers with whom it has had contact and markets to these potential customers as well.

The   direct   mail   program   uses   the   Retail    Division's    Web   site,
www.silveradofinancial.com, to provide information to prospective borrowers and to allow them to complete an application online

Financing Loan Originations and Loans Held for Sale

We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization. Currently, we do not have any such facilities, but we are in the process of obtaining a warehouse line of credit and are finishing negotiations and application documentation.

Underwriting Standards

When we obtain a warehouse line of credit, the loans we intend to originate or purchase will have to meet the underwriting guidelines of the warehouse lender. These guidelines take into account the applicant's credit history and capacity to repay the proposed loan as well as the secured property's value and adequacy as collateral for the loan. Each applicant completes an application that includes personal information on the applicant's liabilities, income, credit history and employment history. Based on review of the loan application and other data from the applicant against our underwriting guidelines, we determine the loan terms, including the interest rate and maximum loan-to-value ratio.

Credit History

Underwriting guidelines require a credit report on each applicant from a credit reporting company. In evaluating an applicant's credit history, we utilize credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories--Equifax, TransUnion and Experian.

Collateral Review

A qualified independent appraiser inspects and appraises each mortgage property and verifies that it is in acceptable condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Foundation's Appraisal Standards Board and are generally on forms acceptable to Fannie Mae and Freddie Mac. Our underwriting guidelines require a review of the appraisal by one of our qualified employees or by a qualified review appraiser that we have retained. Our underwriting guidelines then require our underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, currently supports the outstanding loan balance.

Income Documentation

Underwriting guidelines include three levels of income documentation requirements, referred to as the "full documentation," "limited documentation" and "stated income documentation" programs. Under the full documentation program, we generally require applicants to submit two written forms of verification of stable income for at least 24 months. Under the limited documentation program, we generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All of these documentation programs require that, with respect to salaried employees, the applicant's employment be verified by telephone. In the case of a purchase money loan, we require verification of the source of funds, if any, to be deposited by the applicant into escrow. Under each of these programs, we review the applicant's source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant's credit history, and calculate the debt service-to-income ratio to determine the applicant's ability to repay the loan. We also review the type, use and condition of the property being financed. Our underwriters use a qualifying rate that is equal to the initial interest rate on the loan to determine the applicant's ability to repay an adjustable-rate loan. We use a qualifying rate that is 3% higher than the start rate for determining the repayment ability of applicants for our interest-only product.

Competition

We face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Other financial institutions have gradually expanded their lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation, and asset backed commercial paper facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. In 2003, the most significant form of competition was pricing pressure among mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share.

Our results of operations, financial condition and business prospects could be materially adversely affected if competition intensifies or if any of our competitors significantly expands its activities in our markets. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the:

     o    Equal Credit Opportunity Act;

     o    Federal Truth and Lending Act and Regulation Z;

     o    Home Ownership and Equity Protection Act;

     o    Real Estate Settlement Procedures Act;

     o    Fair Credit Reporting Act;

     o    Fair Debt Collection Practices Act;

     o    Home Mortgage Disclosure Act;

     o    Fair Housing Act;

     o    Telephone Consumer Protection Act;

     o    Gramm-Leach-Bliley Act;

     o    Fair and Accurate Credit Transactions Act;

     o    CAN-SPAM Act;

     o    Sarbanes-Oxley Act; and

     o    USA PATRIOT Act.

These laws, rules and regulations, among other things:

     o    impose licensing obligations and financial requirements on us;

     o limit the interest rates, finance charges, and other fees that we may charge;

     o    prohibit discrimination;

     o    impose underwriting requirements;

     o    mandate disclosures and notices to consumers;

     o mandate the collection and reporting of statistical data regarding our customers;

     o    regulate our marketing techniques and practices;

     o    require us to safeguard non-public information about our customers;

     o    regulate our collection practices;

     o    require  us  to  prevent   money-laundering  or  doing  business  with
          suspected terrorists; and

     o impose corporate governance, internal control and financial reporting obligations and standards.

Our failure to comply with these laws can lead to:

     o    civil and criminal liability;

     o    loss of approved status;

     o demands for indemnification or loan repurchases from buyers of our loans;

     o    class action lawsuits; and

     o    administrative enforcement actions.

Compliance, Quality Control and Quality Assurance

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We also maintain policies and procedures, and summaries and checklists to help our origination personnel comply with these laws.

Licensing

As of December 31, 2003, we were licensed only in California under the California Department of Real Estate (DRE). As of March 28, 2004, we have applied for licensure under the California Department of Corporations (DOC) as a Consumer Finance Lender (CFL). This change from the DRE to the DOC will enable us to hire W-2 employees to act as sales executives instead of licensed real estate agents. This will allow us to pay lower commissions and hire from the significantly larger pool of available sales professionals who are not licensed by the DRE.

We are currently interviewing law firms to assist us in gaining licensure in all 50 States and the District of Columbia. Our next license applications will be in the States of Arizona and Nevada.

Regulatory Developments

During 2003, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection.

Privacy

The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been proposed by several agencies that may affect our obligations to safeguard information. In addition, regulations that could affect the content of our notices are being considered by several federal agencies.

Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation are effective July 1, 2004, and will impose additional notification obligations on us that are not pre-empted by existing federal law. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent, otherwise it would have expired at the end of the year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act ("HMDA"). Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans would be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, lenders like us are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

The  CAN-SPAM  Act of 2003  applies  to  businesses,  such  as  ours,  that  use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. New requirements are imposed for the header caption in emails, as well as return email addresses, and consumers are granted the right to `opt out' from receiving further emails from the sender. These new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

The Alternative Mortgage Transaction Parity Act

This law was enacted to enable state chartered housing creditors to make, purchase and enforce alternative mortgage transactions (i.e., loans that are not fixed rate, fully amortized) without regard to any state law on the subject, so long as these creditors complied with the same regulatory guidelines as federally chartered housing lenders. The Office of Thrift Supervision, under whose guidelines we operate, amended its regulations, effective July 1, 2003, to eliminate from the preemptive effect of the Act the regulation of prepayment and late charges on alternative mortgage loans. States can now regulate prepayment penalty and late charge provisions on alternative mortgage loans, and so on July 1, 2003, in less than a dozen states, we became subject to more restrictive state laws as to these issues.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws,  enacted in 1991 and 1994,  respectively,  are  designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted `do-not-call' registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During this same time, over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation

The Home Ownership and Equity Protection Act of 1994 ("HOEPA") identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $499 (an annually adjusted dollar amount), or (ii) an annual percentage rate (APR) of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and ten percentage points above Treasuries of comparable maturity for junior mortgage loans.

We do not originate loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating loans that are considered to be "high cost" under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called "predatory" lending practices. Many of these laws and regulations go beyond targeting abusive practices by imposing broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, many lenders and secondary market buyers refused to finance or purchase Georgia loans. As a result, many companies were forced to cease providing mortgages in Georgia until the law's amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 ("New Jersey Home Ownership Act of 2002"), and in New Mexico, as of

January 1, 2004 ("New Mexico Home Loan Protection Act"), that have impacted origination of loans in those states.

However, there can be no assurance that other similar laws, rules or regulations, won't be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following:

   Product Policies

     o    We do not originate "high cost loans" as defined by HOEPA.

     o We do not originate loans containing single premium credit life, disability or accident insurance.

     o We do not originate loans containing balloon payments, negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

     o We offer loans with and without prepayment penalties. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate or pays lower upfront fees.

     o Prepayment penalties do not extend beyond three years from the origination date. On fixed rate loans, the maximum prepayment penalty term is three years. Prepayment penalties on adjustable rate loans do not extend beyond the first adjustment date.

     o    We do not originate  loans that pay off zero  interest rate  mortgages
          provided  by  charitable   organizations  or  the  government  without
          borrower third-party counseling.

Loan Processing Policies

     o We only originate loans from applications that evidence a borrower's ability to repay the loan.

     o We consider whether the loan terms are in the borrower's best interests.

     o We do not solicit our loan portfolio within twelve months of loan origination.

     o We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features. Appraisers are paid by the borrower either at closing of form the borrowers own funds regardless of whether or not the loans are closed.

We plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices.

Environmental

In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Employees

At December 31, 2003, we employed no employees. As is standard practice in the industry, all of our loan officers and processors are independent contractors. We have no collective bargaining agreements. We believe that our relations with our independent contractors are satisfactory.

Available Information

We make available, free of charge, on the Investor Relations Section of our Web site (http:/www.silveradofinancial.com/investors.htm) a link to the Securities and Exchange Commission Web Site where all of our filings may be found.

RISK FACTORS

Stockholders and prospective purchasers of our common stock should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, stockholders and prospective purchasers should also refer to the other information in this Form 10-K, including our financial statements and the related notes.

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations, particularly if it results in a decline in the real estate market.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they negatively affect loan-to-value ratios of the home equity collateral. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect our ability to sell loans, the prices we receive for our loans, the value of our mortgage loans held for investment or our residual interests in securitizations, which could have a material adverse effect on our results of operations, financial condition and business prospects.

Our earnings may decrease because of increases or decreases in interest rates. Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face related to an increase in interest rates:

     o An interest rate increase may affect our earnings by reducing the spread between the interest we receive on our loans and our funding costs.

     o A substantial and sustained increase in interest rates could adversely affect our loan origination volume because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

     o    During periods of rising interest rates,  the value and  profitability
          of  our  loans  may  be  negatively   affected  between  the  date  of
          origination or purchase and the date we sell or securitize the loan.

     o When and if we securitize loans, the value of residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on the London Inter-Bank Offered Rate ("LIBOR"). This is because the interest on the underlying mortgage loans is based on fixed rates payable on the loans for the first two or three years while the bondholders are generally paid based on an adjustable LIBOR-based yield. An increase in LIBOR reduces the net income we would receive from, and the value of, these mortgage loans and residual interests.

     o Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of any residual interests. If prepayments are greater than expected, the cash we would receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also have a negative effect on the value of any servicing portfolio.

Any such changes in interest rates could have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets could hurt our financial position.

As we implement our plan to become a full service mortgage banking company, we will become increasingly dependent on the securitization market for the sale of our loans because we intend to securitize loans directly in the future and many of the whole loan buyers who purchase loans do so with the intention to securitize them. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market's demand for loans could have a material adverse effect on our results of operations, financial condition and business prospects.

If we are unable to maintain adequate  financing  sources,  our earnings and our
financial   position  will  suffer  and   jeopardize  our  ability  to  continue
operations.

We require substantial cash to support our operating activities and growth plans. Our primary sources of cash are profits generated by sales of mortgage products and the sale of our capital stock; however, we intend to generate income from warehouse and aggregation credit facilities, asset-backed commercial paper and the proceeds from the sales and securitizations of loans. We also intend to finance residual interests in securitization transactions using Net Interest Margin, or NIM, structures. As of December 31, 2003, we had no short-term warehouse and aggregation credit facilities or asset-backed commercial paper providing us with any committed or uncommitted borrowing capacity to fund loan originations and purchases pending the pooling and sale of such loans. As of March 27, 2004, we are in negotiations to acquire a short term warehouse facility. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

During volatile times in the capital and secondary markets, access to warehouse, aggregation and residual financing as well as access to the securitization and secondary markets for the sale of loans has been severely constricted. If we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which could have a material adverse effect on our results of operations, financial condition and business prospects.

New legislation could restrict our ability to make mortgage loans, which could adversely impact our earnings.

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a "high-cost" loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our planned activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower's ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any loan labeled as a "high cost" loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, many lenders and secondary market buyers refused to finance or purchase Georgia loans. As a result, many companies were forced to cease providing mortgages in Georgia until the law's amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 ("New Jersey Home Ownership Act of 2002"), and in New Mexico, as of January 1, 2004 ("New Mexico Home Loan Protection

Act"), that have impacted origination of loans in those states. The potential long term reduction in loans in New Jersey and in New Mexico could be quite severe. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may as a consequence be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage lending practices. Passage of such laws could increase compliance costs, reduce fee income and reduce origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which could adversely impact our earnings.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature used to obtain value on loans.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and until July 2003, lenders could rely on the federal Alternative Mortgage Transactions Parity Act (the "Parity Act") and related rules issued in the past by the Office of Thrift Supervision (the "OTS") to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result; we are not able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in eight states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

The scope of our lending operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Currently, we are licensed to originate mortgage loans only in California, however we are in the process of applying for licenses to generate loans in all 50 states, and when licensed we will be forced to comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

     o    civil and criminal liability;

     o    loss of approved status;

     o demands for indemnification or loan repurchases from purchasers of our loans;

     o    class action lawsuits; or

     o    administrative enforcement actions.

Any of these results could have a material adverse effect on our results of operations, financial condition and business prospects.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole loans and mortgage-backed securities.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff's damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by the bank's mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, have a negative effect on our results of operations, financial condition and business prospects.

High delinquencies or losses on mortgage loans in securitizations may decrease cash flows or impair our ability to sell or securitize loans in the future.

Loans made to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and higher losses than loans made to borrowers with better credit. We plan to make a substantial portion of our loans to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. We will be subject to risks of default and foreclosure following the sale of loans through securitization. To the extent such losses are greater than expected; the cash flows received through residual interests and from securitizations structured as financings would be reduced. Increased delinquencies or losses may also reduce or eliminate our ability to sell or securitize loans in the future and could have a substantial, material adverse effect on our operations, financial condition and business prospects.

Our inability to realize cash proceeds from loan sales and securitizations in excess of the loan acquisition cost could adversely affect our financial position.

The net cash proceeds received from loan sales consist of the premiums received on sales of loans in excess of the outstanding principal balance, plus the cash proceeds received from securitizations, minus the discounts on any loans that are sold for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition and business prospects could be materially adversely affected.

Warehouse and aggregation financing is subject to margin calls based on the lender's opinion of the value of loan collateral. An unanticipated large margin call could adversely affect our liquidity.

The amount of financing we may receive under any warehouse and aggregation financing agreements depends in large part on the lender's valuation of the mortgage loans that secure the financings. Asset-backed commercial paper facilities have similar provisions. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a lending operation such as ours requires a relatively small commitment of capital and human resources. This low barrier to entry permits new competitors to enter our markets quickly and compete with us. This could have a material adverse effect on our results of operations, financial condition and business prospects.

Some thrifts, national banks and their operating subsidiaries are also expanding their lending activities. By virtue of their charters, these institutions are exempt from complying with many of the state and local laws that affect our operations. For example, they can offer loans with prepayment charges in many jurisdictions where we cannot. If more of these federally chartered institutions are able to use their preemptive ability to provide more competitive pricing and terms than we can offer, it could have a material adverse effect on our results of operations, financial condition and business prospects.

The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our information systems to compete effectively. Our inability to continue enhancing our current capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our results of operations, financial condition and business prospects.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

We intend to use various derivative financial instruments to provide a level of protection against changes in interest rates, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans or residual interests. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

The  complex  federal,   state  and  municipal  laws  governing  loan  servicing
activities could increase our exposure to the risk of noncompliance.

We intend to service the loan we originate on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

Any non-prime loans we originate will generally have higher delinquency and default rates, which could result in losses on loans that we are required to repurchase.

Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales our risk of delinquency typically only extends to the first payment, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We are required to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

There are controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender. The FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account.
Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

Our business is dependent upon conditions in California where we conduct a significant amount of our business.

In 2003, 100% of the mortgage loans we originated were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, or a major terrorist attack in California could adversely affect the value of the mortgaged properties in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to purchase, originate and securitize mortgage loans, which could have a material adverse effect on our business, financial condition and results of operations.

If many of our borrowers become subject to the Soldiers' and Sailors' Civil Relief Act of 1940, as amended our cash flows from our residual securities and our securitizations structured as financings may be adversely affected.

Under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower's active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to this Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to this Act is significant, the cash flows we receive from loans underlying our on-balance sheet securitizations and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and would decrease our earnings. In addition, the Soldiers' and Sailors' Civil Relief Act of 1940, imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower's period of active duty status, and under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

We are dependent on our account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves New Century, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our results of operations, financial condition and business prospects.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we are in the process of implementing a new loan origination system. Implementing and becoming proficient with the new loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of our new loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be adversely affected to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors' equivalent technologies or technological solutions, or (iii) becomes increasing expensive to service, retain and update. Any failure to acquire technology or technology solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would have a material adverse effect on our results of operations, financial condition and business prospects.

We may be required to  repurchase  mortgage  loans or indemnify  investors if we
breach  representations  and  warranties,   which  could  adversely  impact  our
earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our whole loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Our charter and bylaws and Nevada law contain provisions that could discourage a takeover.

Our amended and restated certificate of incorporation and our amended and restated bylaws include various provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of our stockholders. These provisions include the existence of a classified board of directors, the ability of our board of directors to issue shares of our preferred stock without any further stockholder approval and requirements that (i) our stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) our stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors on our board of directors. Issuance of our preferred stock could discourage bids for the common stock at a premium as well as create a depressive effect on the market price of our common stock.

We are also subject to Nevada General Corporation Law which could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

If we do not manage our growth effectively, our financial performance could be harmed.

Rapid growth places, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2003, we had no employees as all of our personnel were independent contractors; however, we have recently applied for licensure under the California Department of Corporations as a Consumer Finance Lender and will begin hiring loan executives as employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

Various factors may cause the market price of our common stock to become volatile, which could adversely affect our ability to access the capital markets in the future.

The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, the price of our common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, or a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2004 DL Pacific Center LP ("DL Pacific") filed a lawsuit for $40,444 plus costs and attorney's fees against us in San Diego County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to DL Pacific's lease with SFF by accepting the benefits of such lease and by negotiating with DL Pacific for amendments to the lease. We are vigorously defending the lawsuit. It is managements opinion, that we have meritorious defenses based upon the facts that (1) we did not accept the benefits of the lease and/or (2) the alleged promise(s) made by us is (are) unenforceable under the California Statute of Frauds because the alleged lease was for more than one year and was not in writing, as required under the Statute.

On March 9, 2004 Robert E. Vener ("Vener") filed an amendment to his lawsuit for $7,500 per month from November 2003 to March 2006 plus costs and attorney's fees against us in Marin County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to Vener's lease with SFF by stating and representing to Vener that we would be responsible for any amounts due from SFF pursuant to the lease, and that Vener relied on our representations by allowing SFF to remain on the premises following SFF's default in the payment of rent on the lease. We are vigorously defending the lawsuit. It is managements opinion, that we have meritorious defenses based upon the facts that (1) we did not state or represent that we would be responsible for any amounts due from SFF pursuant to the lease and/or (2) the alleged promise(s) made by us is (are) unenforceable under the California Statute of Frauds because the alleged lease was for more than one year and was not in writing, as required under the Statute.

In regard to the DL Pacific and/or Vener lawsuit(s), management intends to file a cross-complaint against the SFF and its major stockholder(s) MR. and Mrs. Daniel Selis, for indemnity for the cost of defending the actions and for breach of contract, fraud and/or interference with our advantageous business relationships because of : (1) SFF's material breaches of the SFF stock purchase agreement and SFF's material misrepresentations to us of their liabilities and obligations, (2) SFF's written false statements to its creditors that we had assumed their debts, and (3) SFF's forwarding of its phone calls tour offices and directing their creditors to call our offices concerning payment of their liabilities and obligations. We anticipate that SFF will file a non-meritorious cross-complaint against us for breach of the stock purchase agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

GENERAL

The Company has an authorized capitalization of 20,000,000 shares of common stock and 1,000,000 shares of preferred stock, $0.001 par value per share of which 14,839,492 were issued and outstanding at December 31, 2003. On April 3, 2003 the Company increased the common shares authorized to 100,000,000 shares and the preferred stock to 5,000,000 shares. On April 29, 2003 the company reversed the number of authorized shares from 100,000,000 common and 5,000,000 preferred to 20,000,000 and 1,000,000 respectively. The issued and outstanding were similarly reversed on a five for one basis.

MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SLVO". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  2003
                                          Low       High
             Fourth Quarter (1)        $ 0.150   $ 0.420
             Third Quarter (1)         $ 0.100   $ 0.220
             Second Quarter (1)        $ 0.150   $ 0.210
             First Quarter (1)         $ 0.200   $ 0.350

                                  2002
                                          Low       High
             Fourth Quarter (1)         $ 0.100  $ 0.900
             Third Quarter (1)          $ 0.110  $ 0.600
             Second Quarter (1)         $ 0.110  $ 0.275
             First Quarter (1)          $ 0.080  $ 0.300

             (1)  As adjusted by the April 29, 2003 five for one rollback.

On March 10, 2000 the Company's common shares began trading on the Berlin and Frankfurt Stock Exchanges in Germany under the symbol "919335".

HOLDERS

The Company estimates that there are approximately 200 shareholders of record of the Company's Common Stock and approximately 300 additional shareholders holding Common Stock in street name.

RECENT SALES OF UNREGISTERED SECURITIES

On December 2, 2003 the company issued 20,000 restricted Common shares to an accredited investor in consideration of the cancellation of $2,500 in debt. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

On December 12, 2003 the company issued 400,000 restricted Common shares to an accredited investor for $14,000 in cash and a $16,000 retainer for legal services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

THIS REPORT (AND ESPECIALLY THIS SECTION) CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "PLANS" "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF THE COMPANY"S DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND THE COMPANY'S ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE RISK FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE AMONG THOSE FACTORS THAT IN SOME CASES MAYAFFECT THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUBJECT TO THE ABOVE QUALIFICATIONS AND SUCH RISK FACTORS, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF MANAGEMENT'S PLAN OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.

Silverado Financial is incorporated under the laws of the State of Nevada. Our principal business consists of the origination, funding, sale and servicing of mortgage loans, primarily secured by first and second trust deeds against residential and commercial properties. We are planning to expand our operations in this market by opening new offices and through acquisitions of established companies engaged in real estate related financial services.

We plan to raise capital to open new offices throughout the Western United States. It is our belief that by leveraging recent technological advances including, but not limited to, new Internet based communications strategies, and the development of new software platforms, that we can rapidly open new offices with substantially lower capital cost than is common in the industry. Although there can be no assurance that we will be successful in this endeavor, it is management's belief that we can be successful. To that end, we have recently opened our second office, in Pleasanton, California, and have moved our corporate office from Campbell, California to Pleasanton.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION - cotinued

We plan to consolidate consumer lending, mortgage brokerage and mortgage banking companies throughout the Western United States and, eventually, nationwide. Our goal is to attain a 12.5% internal Year-Over-Year growth rate; of course there can be no assurance that we will be able to achieve that goal. Our challenge will be to tie various revenue centers together into one contiguous infrastructure. Given current changes occurring within the lending industry, we believe that there will be a migration of non-affiliated brokerage companies to link directly with the mortgage banking institutions as semi-captive agents. We intend to capitalize on this migration and plan to acquire companies in order to do so. However, there can be no assurance that such companies will be available for acquisition on acceptable terms and conditions or that we will be able to obtain the necessary financing to complete such acquisitions.

To that end, we are  currently  attempting  to acquire  established,  profitable mortgage brokerage and mortgage banking companies in the United States to consolidate with our current operations in order to increase profitability in wholesale and secondary operations and to create economies of scale by further consolidating vendors and suppliers on a regional, and, hopefully on a national basis. We intend to act as the marketing arm of any companies we may acquire, centralizing technology, advertising, lead generation, accounting and purchasing in order to allow any acquired companies to focus on increasing sales volume. While there can be no assurance that we will be successful in implementing this strategy, we believe that if we are, we will create a marriage of entrepreneurial energy and public capital which may result in the creation of a more efficient loan distribution system which could provide a broad range of loan products and services to our clientele.

ITEM 7. FINANCIAL STATEMENTS

The following financial information is filed as part of this report:

REPORT OF INDEPENDENT AUDITORS ....................................... F-1 - F-2

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003 ......................... F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002 ................................................. F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2003 AND 2002 ..................................... F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002 ............................................ F-6 - F7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................... F-8 - F-22

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders and Board of Directors of Silverado Financial, Inc.:

We have audited the accompanying balance sheet of Silverado Financial, Inc. (the Company), a development stage company, as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverado Financial, Inc. as of December 31, 2003, and the results of its operations and cash flows the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and has a working capital deficit of $352,479 at December 31, 2003. Should additional financial resources be required prior to the Company attaining profitability and/or cash flow breakeven levels, the Company would be required to seek additional financial resources from its existing investors or others. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




/s/EPSTEIN, WEBER & CONOVER, PLC
   Scottsdale, Arizona

   May 7, 2004
                                      F-1

INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of SILVERADO FINANCIAL, INC.
(Formerly known as Rhombic Corporation):

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


                                                /s/ James C. Marshall, CPA, P.C
                                                --------------------------------
                                                    James C. Marshall
Scottsdale, Arizona
April 14, 2003
                                      F-2

                            SILVERADO FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                      $        1,230
   Receivables                                                       11,405
   Marketable securities held for sale                               17,775
   Total Current Assets                                              30,410

OTHER ASSETS
   Intellectual property                                          1,398,020
   Furniture, fixtures & equipment-net                              116,370
   Other                                                              6,900
                                                           ----------------
Total assets                                                 $    1,551,700
                                                           ================


                                   LIABILITIES
CURRENT                            -----------
   Accounts Payable                                          $      244,821
   Accrued interest                                                  28,068
   Convertible notes payable                                         36,000
   Due to affiliates                                                 74,000
                                                           ----------------
Total current liabilities                                           382,889

OTHER LIABILITIES

   Note payable                                                     275,000
                                                           ----------------
Total liabilities                                                   657,889

                              STOCKHOLDERS' EQUITY
                              --------------------
 Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued

Common stock, $.001 par value, 20,000,000 shares                     14,839
   authorized, 14,839,492 issued and outstanding
Deferred Stock Compensation                                         (16,000)
Additional paid-in capital                                       10,455,513
Accumulated Deficit                                              (9,560,541)
                                                           ----------------

Total stockholders' equity                                          893,811
                                                           ----------------

Total liabilities and stockholders' equity                   $    1,551,700
                                                           ================

See accompanying notes to consolidated financial statements.
                                      F-3

                                  SILVERADO FINANCIAL, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                              For the years ended December 31,
                                                     2003             2002
                                              ---------------- ----------------
Revenues
  Commission & processing revenue              $       115,823  $         7,500
  Cost of sales                                         91,016                0
                                              ---------------- ----------------
Gross profit                                            24,807            7,500
                                              ---------------- ----------------

Operating expenses
  Research & development                                     0           (9,184)
  Write down on intellectual property                        0          276,250
  Consulting                                           584,137                0
  General and administrative                           326,428          136,587
  Depreciation                                          18,537                0
                                              ---------------- ----------------
Total operating expenses                               929,102          403,653
                                              ---------------- ----------------

Other Income and Expense
  Interest income                                            9                0
  Interest (expense)                                   (26,304)          (6,820)
                                              ---------------- ----------------
Total non-operating income                             (26,295)          (6,820)
                                              ---------------- ----------------

Net (Loss) from operations                            (930,590)        (402,973)

Other revenues and expenses
  (Loss) gain on sale of investments                    (6,201)               0
  (Loss) gain on disposal of equipment                  (1,269)               0
                                              ---------------- ----------------
Net (Loss)                                     $      (938,060) $      (402,973)
                                              ================ ================

Net (Loss) per share:
Basic                                          $         (0.07) $         (0.06)
                                              ================ ================

Diluted                                        $         (0.07) $         (0.06)
                                              ================ ================

Weighted Average Shares Outstanding
Basic                                               12,534,235        6,389,045
                                              ================ ================

Diluted                                             12,534,235        6,389,045
                                              ================ ================

See accompanying notes to consolidated financial statements
                                      F-4

                            SILVERADO FINANCIAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                              Net
                                                                                                          Unrealized
                                                                                                         Holding loss
                                                   Common Stock     Additional                           on available
                                          -----------------------     Paid-In     Deferred   Accumulated   for sale
                                              Shares     Amount       Capital   Compensation   Deficit    securities       Total
                                          ------------ ---------- -------------- ----------- ----------- ------------ ------------
Balance at December 31, 2001                 5,339,408 $    5,739  $   8,475,587             $(8,219,508) $    (7,476) $   254,342

Shares issued for services                     260,592        261         54,937                                            55,198
Shares issued for Financial Software, Inc.   4,400,000      4,400      1,085,503                                         1,089,903
Net unrealized holding gain on available
 for sale securities                                                                                           14,875       14,875

Net (loss)                                                                                      (402,973)                 (402,973)
                                          ------------ ---------- -------------- ----------- ----------- ------------ ------------

Balance at December 31, 2002                10,400,000   $ 10,400    $ 9,616,027             $(8,622,481) $     7,399  $ 1,011,345
Net unrealized holding (loss) on
 securities available held for sale                                                                            (7,399)      (7,399)
Shares issued for cash                         186,666        186         13,814                                            14,000
Shares issued for payables                     566,367        566        170,109                                           170,675
Shares issued for services                   2,770,635      2,771        493,408     (16,000)                              480,179
Shares issued for Realty Capital Corp.         729,452        730        126,924                                           127,654
Shares issued for debt                         248,372        248         51,853                                            52,101
Cancellation of shares                         (62,000)       (62)       (16,622)                                          (16,684)
Net loss                                                                                        (938,060)                 (938,060)
                                          ------------ ---------- -------------- ----------- ----------- ------------ ------------
Balance at December 31, 2003                14,839,492  $  14,839  $  10,455,513  $  (16,000)$(9,560,541) $         -  $   893,811
                                          ============ ========== ============== =========== =========== ============ ============

See accompanying notes to consolidated financial statements
                                      F-5

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the years ended December 31,
                                                                  2003           2002
                                                           -------------- --------------
OPERATING ACTIVITIES

Net (loss) income for the period                            $    (938,060) $    (402,973)
   Adjustments to reconcile net
    cash used by operations:
      Depreciation expense                                         18,537              -
      Write down on intellectual property and patents                            276,250
      Loss (gain) on sale of marketable securities                  6,201              -
      Loss (gain) on disposal of equipment                          1,268              -

      Common stock issued for services and trade payables         650,854         55,198


     (Increase)/decrease  in accounts receivable                   33,648        (12,627)
     (Increase)/decrease  in prepaid expenses                           -            300
     (Increase)/decrease  in other assets                             292         (6,899)
      Increase/(decrease) in accounts payable                     148,433         (1,880)
      Increase/(decrease) in accrued interest                      24,976          3,092
      Increase/(decrease) in due to affiliates and officers        19,000         55,000
                                                           -------------- --------------

Net Cash (Used) by Operating Activities                           (34,851)       (34,539)
                                                           -------------- --------------
FINANCING ACTIVITIES

Proceeds from private placements                                   14,000              -
Proceeds from convertible debentures                               10,000         26,000

                                                           -------------- --------------
   Cash provided from financing activities                         24,000         26,000
                                                           -------------- --------------
INVESTING ACTIVITIES
   Cash obtained from acquisition of Realty Capital Corp.           1,245
   Proceeds from the sale of marketable securities                 10,275              -
                                                           -------------- --------------
     Cash (used) in investment activities                          11,520              -
                                                           -------------- --------------

Increase (decrease) in cash                                           669         (8,539)
Cash at beginning of period                                           561          9,100
                                                           -------------- --------------

Cash at end of period                                       $       1,230  $         561
                                                           ============== ==============

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                               For the years ended December 31,
                                                                      2003            2002
                                                                -------------- --------------
SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense                                                 $      26,304  $       6,820
                                                                ============== ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES


Issuance of 4,400,000 common shares for Financial Software, Inc.                $   1,089,903
                                                                               ==============

Issuance of 729,452 common shares to John E. Hartman
for all assets and liabilities of Realty Capital Corporation     $     127,654
                                                                ==============

Issuance of 248,372 common shares in exchange for cancellation
of debt                                                          $      52,101
                                                                ==============

Receipt and cancellation of 62,000 shares from a director
for the sale of all scientific intellectual property             $     (16,684)
                                                                ==============

See accompanying notes to consolidated financial statements.
                                      F-7

                            SILVERADO FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2003 AND 2002

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

Silverado Financial, Inc. (the "Company", "We", "Us" and "Our") is incorporated under the laws of the State of Nevada and based in Campbell, California in the San Francisco Bay Area. We provide first and second mortgage products to borrowers in California through our operating subsidiary, Realty Capital Corporation (RCC).

The corporation was initially formed on February 26, 1987 as Toledo Medical Corporation. Our name was changed to Almaz Space Corporation on February 9, 1991 and to Ready When You Are Funwear, Inc. on April 14, 1992. On December 30, 1994 a group of individuals acquired control of the Company. On February 17, 1995, they changed the name to Rhombic Corporation. On March 19, 2003, the company changed its name to Silverado Financial, Inc.

Our efforts, since inception, until October of 2002, had been primarily focused on the acquisition of the rights to intellectual property that could lead to the development of innovative scientific technologies. During the years 1999 and 2000 we began to focus on the research and development of our portfolio of acquired intellectual property. During 2001, our main objective was to identify and develop specific applications from our intellectual property in order to make them commercially marketable. In November 2002, we acquired Financial
Software, Inc. as the first part of its strategy to enter the lucrative financial services sector.

During 2003 the company had six wholly owned subsidiaries. They are:

         * Financial Software, Inc. ("FSI");
         * Realty Capital Corporation ("RCC");
         * Rockford Technology Associates, Inc. ("Rockford");
         * Nanophase Diamond Technologies, Inc. ("Nanophase");
         * AEP Technologies, Inc. ("AEPT"); and
         * Rhombic Detection Technologies, Inc. ("RDT").

Rockford, Nanophase, AEPT and RDT are inactive and have no assets, liabilities or operations and never were active, held any assets or had any liabilities or operations. These subsidiaries were created for the purpose of developing specific applications from our scientific intellectual property. We never implemented our plans to develop our scientific intellectual property and all of our scientific intellectual properties, together with certain marketable securities held for sale, were sold, in 2003 to a director, in exchange for the return of 62,000 shares of our Common Stock and the cancellation of $1,100 in debt.

On November 19th, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc., (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in edition to operating several Financial Industry publishing web-sites. This acquisition was completed on a share for share exchange basis for 4,400,000 shares of the Company's common stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to
                                      K-8

Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003. Subsequently, on April 29, 2003 the company effected a one for five reversal of its authorized shares. See Note 2 below.

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

GOING CONCERN AND PLAN OF OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company had a net loss of $938,060 and $402,973 for the years ended December 31, 2003 and 2002, respectively. It has incurred an accumulated deficit of $9,560,541 and has a deficit in working capital of $352,479 as of December 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SHARE AMOUNTS

Effective April 29, 2003 the Company changed its trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was authorized by the board of directors at a meeting of the board on April 3, 2003

CONSOLIDATION

The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly owned subsidiaries after elimination of inter-company transactions. Realty Capital Corporation's operations are consolidated from May 9, 2003 through December 31, 2003.

CASH

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.
                                      F-9

PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment, office furniture and Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense for the year ended December 31, 2003 was $18,537.

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

REVENUE RECOGNITION

Commissions generated from brokering loans are recognized at the date of close.

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

At December 31, 2003 and 2002, respectively, the Company's investments were held for sale.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily intellectual property and patents, may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the
                                      F-10
discounted estimated future cash flows associated with the assets are compared to the assets' carrying amount to determine whether a write-down to fair value is required.

On January 1, 2002, the Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

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

INCOME TAXES

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

LOSS PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as convertible debentures and warrants are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

NEW TECHNICAL PRONOUNCEMENTS

TECHNICAL PRONOUNCEMENTS

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
                                      F-11

Restructuring)." The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003); "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows: Special purpose entities ("SPEs") created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPE's.

     1. Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. We have not entered into any material joint venture or partnership agreements prior to February 1, 2003.
                                      F-12

     2. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we do not expect to enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables," was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on our financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.
Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact on our financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 does not have a significant impact on our financial statements.

In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) ("Revised SFAS 132"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004.
                                      F-13

Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 (Revised) did not have a material effect on the Company's financial position or results of operations.

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

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., the Company acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the data and provide accurate and detailed insight into an individual's personal financial picture on a real time basis. This software can manage a host of disparate objectives as they relate to a persons financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a variety of new and different mortgage, investment or insurance products. The Company recorded the software on its books at the seller's basis of $1,398,020. The company engaged an experienced software developer based in Palo Alto, California to perform an independent, third party valuation of the software during 2003. The Company anticipates putting the software into service during the fourth quarter of 2004 and intends to amortize the software over a three year period commencing upon the in-service date. Estimated amortization expense on this intangible asset is estimated to be as follows for the years December 31:

                    2004                  $ 233,010
                    2005                    466,000
                    2006                    466,000
                    2007                    233,010
                                  -----------------
                    Total                $1,398,020
                                  =================
                                      F-14

Note 4 - INVESTMENTS

The Company has the following investments at December 31, 2003:

                                              December 31, 2003
                                       --------------------------------
                                                           Estimated
                                            Cost           Fair Value
                                       -------------    ---------------
AVAILABLE FOR SALE SECURITIIES
Limelight Media Group, Inc., fka
Showintel Networks, Inc.                $     17,775     $       17,775
                                       -------------    ---------------
Totals                                  $     17,775     $       17,775
                                       =============    ===============

During the year ended 2003, the Company reversed its unrealized gain on securities held for sale by $7,476. During 2003, the Company sold 100,000 shares of Showintel Networks, Inc. and recorded a gain of $1,275 which resulted in an overall loss of $6,201 from the sale of securities held for sale.

The estimated fair value of the 197,500 shares of Limelight Media Group Inc. held by the Company was estimated based on the quoted trading price of the security at December 31, 2003. The security began trading under its new name of Limelight Media Group Inc. on November 10, 2003.

Note 5 - ACQUISITIONS

On November 19th, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc., (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in edition to operating several Financial Industry publishing web-sites. This acquisition was completed on a share for share exchange basis for 4,400,000 shares of the Company's common stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter.

Through the acquisition of FSI, we acquired assets of $26,775 in marketable securities, $1,398,020 in Intellectual property (MortgageCenter and FinanCenter software), and $1,904 in computer equipment. We also acquired liabilities of $61,796 in accounts payable and $275,000 through the assumption of a note payable.

On April 8, 2003 the company entered into a binding Letter of Intent with Realty Capital Corporation whereby the Company will acquire Realty Capital Corporation for a purchase price to be determined by the net asset value of Realty Capital as determined by an independent, third party valuation. The transaction was subject to receipt by the Company of said valuation as well as financial statements and the affirmative vote of the majority of the shareholders of Realty Capital Corporation. Realty Capital Corporation was majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

On May 9, 2003 the board of directors approved the acquisition of Realty Capital Corporation, a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. Common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and
                                      F-15

832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

Through the acquisition of Realty Capital Corporation, we acquired total assets of $168,233, consisting of $33,963 in accounts receivable and prepaid expenses, $49,284 in computers and equipment, and $84,986 in furniture. We also acquired liabilities of $7,871 in accounts payable and $32,708 through the assumption of notes payable.

Had the Realty Capital acquisition occurred at January 1, 2003, consolidated revenues and net income of the Company would have been $196,766 and ($919,400) respectively for the year ended December 31, 2003 (unaudited). There would not have been any affect on the pro forma loss per share.

Note 6 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carry forwards.

                                                 For the year ended December 31,
                                                  ----------------------------
                                                         2003          2002
   Current income tax benefit                       $    348,504  $     51,956
   Deferred income tax benefit (charge)                 (348,504)      113,263
   Total current and deferred income tax benefit              -0-      165,219
                                                  -------------- -------------
Valuation allowance                                           -0-     (165,219)
                                                  -------------- -------------
Benefit of income taxes                             $         -0- $         -0-
                                                  ============== =============

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% and the state rate of 8.84%, except for the valuation allowance for the year ended December 31, 2002.

The following is a reconciliation of differences between effective and statutory income tax rate for the year ended December 31, 2003.

   Federal Statutory Rates                            $ (318,940)    (34%)
   State Rates                                           (56,284)     (6%)
   Change in Valuation Allowances                        323,504      34%
   Expiration of Net Operating Loss Carry Forward         51,720       6%
                                                    ------------ --------
                                                      $      -0-      - %
                                                    ============ ========

At December 31, 2003, the Company had realized Federal net operating losses of approximately $7,833,932. California net operating losses are carried forward 5 or 10 years at 50% to 60% of the amount realized. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The realized net operating losses expire, as follows:
                                      F-16

                   Expiration             Federal             State
               -------------------    -------------       ------------

                       2004                                  $ 520,465
                       2009             $  44,994
                       2010               379,485            2,109,954
                       2011               461,101              318,228
                       2012               236,028               76,034
                       2013                                    871,260
                       2018               861,526
                       2019               603,950
                       2020             3,670,269
                       2021               578,596
                       2022               126,723
                       2023               871,260
                                      -------------       ------------
  Total net operating loss available     $7,833,932         $3,962,186
                                      =============      =============

At December 31, 2003, there was a total deferred income tax asset of $3,079,000, comprised of book/tax differences in compensation payables of $24,000 and other accrued expense of $40,000 and $3,014,000 related to net operating loss carry forwards. There is a deferred income tax liability of $74,000 related to book/tax differences in intangible assets. The valuation increased during the year ended December 31, 2003 to $3,004,000.


Note 7 - ACCOUNTS AND NOTES PAYABLE

Accounts Payable

The Company owes its vendors a total of $244,821 of which $86,518 are outstanding payables over ninety days.

Notes Payable

As part of the acquisition of Financial Services Software, the Company became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note will not be paid until the Company has raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further, additional monthly payments are abated until the Company is able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $24,531 of accrued unpaid interest at December 31, 2003.

Convertible Notes payable

The Company has three convertible notes payable totaling $36,000 at 10% per annum maturing during 2004 as a result of the Company's extensions of two convertible notes that were originated during 2002. There was $3,537 of accrued unpaid interest at December 31, 2003.

A Schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:
                                      F-17

    Amount       Original        Extended
              Maturity Date    Maturity Date   Warrants Outstanding

   $16,000     10/11/03         10/11/04       40,000 shares at $.40 per share
   $10,000     11/16/03         11/16/04       25,000 shares at $.40 per share
   $10,000      7/23/04          7/23/05       25,000 shares at $.40 per share

All debentures can be converted into common stock for the same amount of shares as their right to purchase the same number of shares through their warrants.

Assuming the Company has the ability to make all note payments under their terms commencing October 1, 2003 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

                         Year                  Amount
                        --------          -------------
                         2004                 $ 221,096
                         2005                    89,904
                                          -------------
                                               $311,000
                                          =============

Note 8 - COMMITMENTS

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

Rent expenses totaled $53,808 and $15,773 for the twelve months ended December 31, 2003 and 2002, respectively.

Minimum future commitments under all operating leases are as follows:

                      Years Ending             Amount
                      December 31,
                    -----------------     -------------
                         2004                   $68,762
                                          =============

Note 9 - STOCKHOLDERS' EQUITY

At December 31, 2003 and 2002, the Company had 14,839,492 and 6,000,000 shares outstanding, respectively. The Company has 20,000,000 shares of $0.001 par value authorized and 1,000,000 shares of Preferred stock.

During 2003, the Company issued a total of 4,501,493 common shares at a trading value of $861,609 and cancelled 62,000 common shares at a trading value of $16,684. A total of 3,075,277 shares issued were restricted and had a trading value of $539,755 and 1,426,216 shares were issued without restriction under the registered compensation plan and had a trading value of $321,854. The Company also cancelled 62,000 restricted shares that had a trading value of $16,684.
                                      F-18

During the first two quarters of 2003 the company issued a total of 2,382,884 common shares at a trading value of $500,224. A total of 1,090,056 shares were issued for services at a trading value of $198,519, 563,376 common shares were issued for debt and payables at a trading value of $174,051, issued 729,452 common shares to its president John E. Hartman, for all of the outstanding shares of Realty Capital Corporation at a trading value of $127,654. Mr. Hartman's holdings of Silverado Financial, Inc. Common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares
(6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

During June of 2003, 62,000 common shares were returned to the treasury and cancelled in a transaction involving the sale of the scientific intellectual property to a director of the Company at a trading value of $16,684.

During the quarter ended September 30, 2003, the Company issued 300,000 restricted common shares to an individual for investor relations services valued at $45,000. The shares were issued under Section 4(2) of the 1933 Securities Act. The Company also issued 226,363 restricted common shares to the officers of the Company for accrued compensation of $45,000. The shares were issued under
Section 4(2) of the 1933 Securities Act. The Company also issued 300,000 restricted common shares to a public relations firm at a trading value of $62,000 for investor relations services and issued 466,591 restricted common shares to officers of the Company for services rendered during the quarter and the previous quarter at a trading value of $81,000. All of the shares were issued under Section 4(2) of the 1933 Securities Act.

During the quarter ended September 30, 2003, the Company issued 5,000 unrestricted shares under its S-8 2003 Employees and Compensation Plan to an individual at a trading value of $700 for legal services rendered during the prior quarter ended June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 284,591 unrestricted shares to two consultants under its S-8 2003 Employees and Compensation Plan at a trading value of $49,000 for various consulting services rendered during the current quarter ended September 30, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the quarter ended December 31, 2003, the Company issued 342,246 unrestricted shares to consultants under its S-8 2003 Employees and Compensation Plan at a trading value of $90,660 for various consulting services rendered during the current quarter ended December 31, 2003 relating to matters of corporate governance, software consulting, legal and other services.

During the fourth quarter of 2003, a total of 20,000 restricted common shares were issued for $3,025 in full satisfaction of a debt. Also 400,000 restricted common shares were issued for $14,000 in cash and a $16,000 legal retainer for future legal services in a private placement to an accredited investor.

Note 10 - STOCK OPTIONS

The Company issues stock options periodically to consultants and members of the Board of Directors. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". For options granted in the years ended December 31, 2003 and 2002, which were granted to individuals other than employees, the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
                                      F-19

Employees", does not apply. Accordingly, compensation cost has been recognized for the stock options granted to other than employees.

Under the provisions of SFAS No. 123, there was no charge to expense for the value of options during the periods ended December 31, 2003 and 2002 as no options were issued.

The Board of Directors authorized the granting of no options during the years ended December 31, 2003 and 2002, respectively. The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested.

Note 11 - LOSS PER SHARE

At December 31, 2003, there were no outstanding options; however, there were convertible debentures with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the years ended December 31, 2003 and 2002 because the effect of their inclusion would be antidilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                                2003                                 2002
                             --------------------------------------  -------------------------------------
                                  Loss        Shares     Per share       Loss       Shares      Per share
                             ------------  -----------  -----------  -----------  -----------  -----------
Net (Loss)                     $ (938,060)                            $ (402,973)

BASIC LOSS PER SHARE
Loss available to common
stockholders                   $ (938,060)  14,839,492      $ (0.07)  $ (402,973)   6,389,045     $ (0.06)

Effect of dilutive securities

DILUTED LOSS PER SHARE                                      $ (0.07)                                $ (0.06)

Convertible notes and warrants to purchase 90,000 and 65,000 shares and options to purchase 90,000 and 65,000 shares of common stock were outstanding at December 31, 2003 and 2002, respectively. All shares which could be exercised from convertible notes, warrants and stock options were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

Note 12 - RELATED PARTY TRANSACTIONS

On December 18, 2002, the Company entered into a memorandum of understanding with Realty Capital Corporation whereby Realty Capital Corporation would utilize office space and telephone services at the company's offices in Campbell, California in exchange for payment of $15,000 per month. Realty Capital Corporation was majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.
                                      F-20

On April 8, 2003 the company entered into a binding Letter of Intent with Realty Capital Corporation whereby the Company will acquire Realty Capital Corporation for a purchase price to be determined by the net asset value of Realty Capital as determined by an independent, third party valuation. The transaction was subject to receipt by the Company of said valuation as well as financial statements and the affirmative vote of the majority of the shareholders of Realty Capital Corporation. Realty Capital Corporation was majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

On May 9, 2003 the board of directors approved the acquisition of Realty Capital Corporation, a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. Common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

As of December 31, 2003, Sherry Hartman, the broker of record for Realty Capital Corporation and the spouse of the President of Silverado Financial, Inc. had an outstanding debt to the company in the amount of $11,405.

Note 13 - SUBSEQUENT EVENTS

On May 5, 2004 the Company acquired of all of the issued and outstanding shares of Lendingtech.com, Inc., (Lendingtech), from Michael Petrullo, its sole owner and shareholder, for $520,000 of debt with the following terms:

                    $200,000 15% Promissory Note
                    $144,000 8% Promissory Note
                    $176,000 5% Convertible Promissory Note
                    ---------------------------------------
                    $520,000 Purchase Price

The Company did not issue any of its shares or pay any cash as consideration for the acquisition. The Company acquired two computer servers, its web site, client base of approximately 24,000 persons and loans in a pipeline which were all valued at $520,000.

The acquisition was determined at arms length between the owners of Lendingtech and the registrant.

Lendingtech.com was established in 1988 as a mortgage brokerage company called Calabasas Mortgage. It has had a history of providing California homeowners and investors with real estate financing options. Using Internet technology combined with customer service it has been able to offer competitive rates in its product line. Its technology enables loans to close quickly, at a low cost by combining the use of the Internet along with its processing software and automated underwriting systems.

Lendingtech generated unaudited year-end 2003 revenue of $960,000, with an adjusted EBITDA of $375,000 and generated unaudited year-end 2002 revenue of 961,000, with an adjusted EBITDA of $379,000. The Company believes that it can increase Lendingtech's gross revenue to as much as $3,000,000 and $1,500,000 EBITDA within the next 12-months of operation.
                                      F-21

As a result of this transaction, Lendingtech has become and shall continue to operate as a wholly-owned subsidiary of the Registrant.
                                      F-22

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Name of Executive
     Officers & Directors         Age        Title                       Since
     --------------------------  -----  ----------------------------- ----------
     R.G. Krushnisky              42    Director                        1/1/1995
     Albert Golusin               49    C.F.O & Chairman of the Board   2/5/1999
     John Hartman                 38    President, CEO & Director      9/26/2002
     Ilja (Sean) Radetich         35    Director                       1/10/2003

R.G. Krushnisky, Director of the Company. Mr. Krushnisky served as past President of Rockford Technology Corporation which is a Canadian company involved in Hydrogeneration plants. Since 1984, Mr. Krushnisky has been the owner and operator of International Laser Games, Ltd., a British Columbia, Canada, and coin-operated arcade machinery business. He is a graduate of the United States International University at San Diego with a Bachelor Science degree in Business and International Commerce

Albert Golusin, Chief Financial Officer, Chairman of the Board and Director, is a Certified Public Accountant in Phoenix, Arizona. Since 1992, Mr. Golusin has been in private practice as an accounting consultant to public companies. He has also served as a controller for Glenayre Electronics, a NASDAQ company, from 1984 - 1991. From 1983 to 1984, Mr. Golusin worked for Kenneth Leventhal & Company. From 1979 to 1981, Mr. Golusin worked for the international accounting firm of Grant Thornton & Company. Mr. Golusin graduated from Brigham Young University in 1978. Mr. Golusin worked full-time for Silverado during part of 2000 and has continued working on a part-time basis.

John Hartman is President, Chief Executive Officer and a member of the Board of Directors of Rhombic Corporation. Prior to joining Rhombic, he was Chief Executive Officer and Chairman of the Board for NEXT Advisors, Inc. in San Jose California. Before joining NEXT Advisors, Inc., he was Managing Partner of Hartman and Kauffman, which was subsequently merged into NEXT Advisors. As the Managing Partner of Hartman & Kauffman he increased the gross sales of the San Jose office 400% and grew the sales force from 2 to 30. From 1995 to January 1999, Mr. Hartman was a Financial Advisor with Morgan Stanley. Prior to beginning his career at Morgan Stanley, he was a Partner of Realty Capital Partners of Scotts Valley, California. Prior to Realty Capital Partners, he held several positions with Grubb & Ellis and Company, a commercial real estate firm headquartered in San Francisco, California. He received his Masters in Business Administration (MBA) from California Coast University in Santa Ana, California and Bachelor of Science Degree in Business Administration from San Jose State University in San Jose, California.

Ilja (Sean) Radetich has over 12 years of hands-on experience in investment banking and corporate finance, and has spent his professional career identifying and working with emerging growth companies. In that time, his main focus has been on PIPE (Private Investment in Public Equities) financings. His PIPE experience includes straight equity, convertible preferred equity, convertible debenture and subordinated debentures of NASDAQ/AMEX, OTCBB, and foreign securities. Since 1991 Sean has structured and negotiated the risk capital

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

investments for some of Europe's largest banks and asset management institutions. Sean is the founder and managing director of Odyssey Advisors LLC, an investment firm specializing in PIPE financing. Sean also has worked for LBI Group and SBC Warburg in the Private Placement Divisions. Over the past 10 years Sean has identified and developed key financial advisory relationships with public and private firms including Wall Street Web, eLiberation, Clearworks Technologies, CyberMerchants Exchange and Cekatel, and has managed transactions for them including PIPE's, private company investments, and secondary offerings. In addition to investment banking, Sean served as Chief Financial Officer for WebCash Corporation, a B2B infrastructure company backed by Berg McAfee and Silicon Valley Angel Fund, and presently in acquisition negotiations. Sean is currently active on several boards, including Navigate Network, GoNet2k board of directors, and Wall Street Web board of advisors. He received his B.S. in International Economics from the University of Oldenburg, Germany, and attended the Haas School of Business, University of California at Berkeley.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, SunnComm Technologies, Inc. is subject to Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2003, 2002 and 2001 for all officers, individually, and, as a group, for all officers and directors.

SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                 Long Term Compensation
                                                                                                Awards
                                                                                                     Securities
                                                                 Other Annual   Restricted Stock     Underlying       All Other
Name and Principle Position           Year Salary ($) Bonus ($) Compensation ($)  Award(s) ($)    Options/SARs (#) Compensation ($)
------------------------------------- ---- ---------- --------- ---------------- ------------- ------------------ ----------------
John E. Hartman, CEO (4)              2003          -         -                -     $ 105,000               None                -
                                      2002          -         -                -             -               None                -
                                      2001          -         -                -             -               None                -

Albert Golusin CFO & CEO (3)
                                      2003          -         -                -     $  60,000               None                -
                                      2002          -         -                -             -               None                -
                                      2001          -         -                -             -               None                -


Ilya "Sean" Radetich, VP (7)          2003          -         -                -     $  33,000               None                -
                                      2002          -         -                -             -               None                -
                                      2001          -         -                -             -               None                -


Roger Duffield, CEO (2)               2003          -         -                -             -               None                -
                                      2002          -         -         $ 10,000             -               None                -
                                      2001  $7  0,000         -                -             -               None                -

All Officers & Directors as a group
(two persons) (3)(4)(5)(6)(7)(8)      2003          -         -                -     $ 203,000               None                -
                                      2002          -         -                -     $  85,675               None                -
                                      2001  $ 145,000         -         $ 46,000             -               None                -

(2) During the year 2001, the Company issued 125,000 restricted common shares at a trading value of $10,000 to reimburse Roger Duffield for moving expenses.

(3) During 2001, Albert Golusin, Chief Financial Officer and Director of the Company, received $60,000 in cash for his services. During 2002 he served as the Chief Financial Officer and the Chief Executive Officer from January 1, 2002 to September 25, 2002. During 2002 he received 1,189,156 restricted common shares at a trading value of $48,153. During 2003, he received 280,228 restricted common shares at a trading value of $60,000

(4) John Hartman became the Chief Executive Officer on September 26, 2002. During 2002 he received 238,610 restricted common shares at a trading value of $15,000. During 2003, he received 503,913 restricted common shares at a trading value of $105,000

(5) R.G. Krushnisky, Vice President and Director of the Company, provides his consulting services on a part-time basis. During 2001, Mr. Krushnisky received $15,000 for services as a Vice President. He also earned $18,000 for director fees during 2001. During 2002 he received 304,532 restricted common shares at a trading value of $15,261. During 2003, he received 25,014 restricted common shares at a trading value of $5,000

(6) Stanley Porayko, Secretary and former Director of the Company, provided his consulting services on a part-time basis. He did not receive any shares during 2001 for services. During 2001, he earned $18,000 in director fees. During 2002, he received 181,532 restricted common shares at a trading value of $7,261. He did not receive any shares during 2003 for services.

(7) Ilya "Sean" Radetich, Vice President and Director of the Company, provides his consulting services on a part-time basis. During 2003, he received 137,014 restricted common shares at a trading value of $33,000

(8)  All  of the  current  directors  collectively  had an  option  to  purchase
1,000,000 shares at $0.50 per share until June 30, 2002 and did not exercise their option. The options expired and the directors and officers did not have any options outstanding at December 31, 2002.

There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 2003

The Company had no options outstanding from which it could obtain cash during the entire year 2003.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company granted no options during 2003.


COMPENSATION OF DIRECTORS

The company compensates all independent directors $500 for each meeting attended. The amount is paid in Common shares, the price of which is determined by the average closing price of the Common stock during the month in which the meeting is held. No compensation is paid to any employee director for attendance at any meeting or any other services provided as a director.

STOCK OPTION PLAN

The Board of Directors of the Company has approved its year 2000 Incentive Stock Option Plan ("Plan") that authorizes the Company to grant incentive stock options. The Plan relates to a total of 500,000 shares of common stock including all unexercised options from prior plans. All options which may be outstanding at any point in time must be exercised no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information, as of December 31, 2003, regarding the shareholdings of (1) The Company's current directors and executive officers, (2) those persons or entities who beneficially own more than 5% of its common stock and (3) all of the directors and executive officers as a group (giving effect to the exercise of the warrants held by each such person or entity). Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the share indicated:

                                    Number of shares of Common      Percent of Common Stock
         Name                        Stock Beneficially Owned        Beneficially Owned (1)
John Hartman
Chief Executive Officer, Director
1475 South Bascom Ave. # 210
Campbell, CA. 95008-0629                       1,121,087                      7.55%

Albert Golusin
Chief Financial Officer, Director
10641 North 44th Street
Phoenix, Arizona 85028                           582,060                      3.92%

R.G. Krushnisky
Director
93 English Bluff Road
Tsawwassen, British Columbia
Canada V4M 2M4                                    170,022                     1.15%

Ilya (Sean) Radetich
Director
1475 South Bascom Ave. # 210
Campbell, CA. 95008-0629                          247,608                     1.67%

Total shares owned by Directors and
 Officers of the Company (4 persons)            2,120,777                    14.29%

(1) Based upon 14,839,492 outstanding shares of common stock on December 31, 2003.There were no options outstanding at December 31, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On December 18, 2002, the Company entered into a memorandum of understanding with Realty Capital Corporation whereby Realty Capital Corporation would utilize office space and telephone services at the company's offices in Campbell, California in exchange for payment of $15,000 per month. Realty Capital Corporation was majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

On April 8, 2003 the company entered into a binding Letter of Intent with Realty Capital Corporation whereby the Company will acquire Realty Capital Corporation for a purchase price to be determined by the net asset value of Realty Capital as determined by an independent, third party valuation and that no value for goodwill or intellectual property would be included in the purchase price and that in exchange for eliminating any such value, the company would agree to forgive any debt owed under the December 18, 2002 memorandum of understanding. The transaction is subject to receipt by the Company of said valuation as well as financial statements and the affirmative vote of the majority of the shareholders of Realty Capital Corporation. Realty Capital Corporation was majority controlled by the President of Silverado Financial, Inc., John E. Hartman and his spouse.

On May 9, 2003 the board of directors approved the acquisition of Realty Capital Corporation, a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital and the average closing bid price of the Company on the prior five trading days.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.    Description and Method of Filing
-----------    -----------------------------------------------------------------

  2.1 The Agreement and Plan of Reorganization between Rhombic Corporation and Emerald Acquisition Corporation filed in an 8-K on January 21, 2000.
  3.1 Certificate of Incorporation of Emerald Acquisition Corporation filed on December 3, 1999 in the Form 10SB
  3.2          The corporate  by-laws filed on December 3, 1999 in the Form 10SB
               10.1 Stock Option Plan filed in the 10-QSB on May 17, 2000.
 10.2 Letter Agreement to purchase Financial Software Inc., dated November 15, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 26, 2002.
 10.3 Audited financial statements of Financial Software Inc. through April 30, 2002 and 2001, respectively, and unaudited statements through October 31, 2002, incorporated by reference to Form 8-K/A dated February 6, 2003.
 16 Letter on change of accountant, incorporated by reference to Form 8/K filed on March 19, 2004 and on Form 8-K/A on April 7, 2004
 21.1          Subsidiaries of Issuer as of December 31, 2003
 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
 32.1          Certification of Chief Executive Officer pursuant to Section 1350
 32.2          Certification of Chief Financial Officer pursuant to Section 1350

(b) REPORTS ON FORM 8-K

1. Form 8-K dated December 2, 2003 relating to the acquisition of San Francisco Funding, Inc. 2. Form 8-K dated December 24, 2003 relating to the rescission of the acquisition of San Francisco Funding, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

James C. Marshall C.P.A., P.C., "Marshall", was the Company's independent auditor for the year ended December 31, 2002 and reviewed the quarterly financial statements for the first three quarters during 2003. Marshall performed the services listed below and was paid the fees listed below.

AUDIT FEES

Marshall billed aggregate fees of approximately $9,300 for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2003 and approximately $15,000 for year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

Marshall billed aggregate fees of approximately $8,700 for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2002 and approximately $12,000 for year ended December 31, 2001 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB

TAX FEES

Marshall billed $600 for the preparation of its tax returns for the year ended December 31, 2002. Marshall did not provide any services pertaining to tax advice or strategies.

ALL OTHER FEES

Marshall did not provide or bill for any other professional services during the two years ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO FINANCIAL, INC.


Date: May 15, 2004                  By /s/ John E. Hartman
                                    --------------------------------------------
                                    John E. Hartman, Chief Executive Officer


Date: May 15, 2004                  By /s/ Albert Golusin
                                    --------------------------------------------
                                    Albert Golusin, Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 15, 2004                  By /s/ John E. Hartman
                                    --------------------------------------------
                                    John E. Hartman, Director


Date: May 15, 2004                  By /s/ Albert Golusin
                                    --------------------------------------------
                                    Albert Golusin, Director


Date: May 15, 2004                  By /s/ Ilja (Sean) Radetich
                                    --------------------------------------------
                                    Ilja (Sean) Radetich, Director


Date: May 15, 2004                  By /s/ R.G. Krushnisky
                                    --------------------------------------------
                                    R.G. Krushnisky, Director