Form 10QSB
period 2004-03-31
SILVERADO FINANCIAL INC
filed 2004-06-07
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

                        Commission File Number 000-29049

                            SILVERADO FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                86-0824125
-----------------------------------         ----------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)              Identification Number)



 5976 W. Las Positas, Suite 112, Pleasanton, CA               94588
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



                        Telephone Number: (925) 227-1500



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of May 4, 2004, 16,247,833 of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 3

Consolidated Balance Sheet as of March 31, 2004.............................. 3

Consolidated Statements of Operations
for the three months ended March 31, 2004 and 2003........................... 4

Consolidated Statements of Cash Flows
for the three months ended March 31, 2004 and 2003........................... 5

Notes to Financial Statements................................................ 6

Item 2. Management's Plan of Operation....................................... 12

Item 3. Controls and Procedures.............................................. 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 27

Item 2. Changes in Securities................................................ 28

Item 3. Defaults Upon Senior Securities...................................... 28

Item 4. Submissions of Matters to a Vote of Security Holders................. 28

Item 5. Other Information.................................................... 28

Item 6. Exhibits and Reports on Form 8-K..................................... 29

SIGNATURES .................................................................. 29

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SILVERADO FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                AT MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash                                              $      36,779
    Receivables                                               2,957
    Total Current Assets                                -----------
                                                             39,736
OTHER ASSETS
    Intellectual property                                 1,398,020
    Furniture, fixtures & equipment, net                    109,656
    Other                                                    10,114
                                                        -----------
Total assets                                          $   1,557,526
                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                  $     268,761
    Accrued officer salaries                                 18,340
    Accrued interest                                         34,451
    Due to affiliates                                        14,439
                                                        -----------
Total current liabilities                                   335,991

OTHER LIABILITIES
    Convertible notes payable                                36,000
    Note payable                                            275,000
                                                        -----------
Total liabilities                                           646,991


STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares             16,214
    authorized, 16,214,139 issued and outstanding
Additional paid-in capital                               10,666,366
Deferred Stock Compensation                                  (9,030)
Accumulated Deficit                                      (9,763,015)
                                                        -----------
Total stockholders' equity                                  910,535
                                                        -----------
Total liabilities and stockholders' equity            $   1,557,526
                                                        ===========


See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the 3 months ended
                                           -------------------------------------
                                            March 31, 2004    March 31, 2003
                                           ----------------  ----------------
Revenues
Commission & processing revenue               $     108,685       $         -
                                           ----------------  ----------------

Operating expenses
Sales expenses and commissions                       80,220
Consulting                                           82,501           121,300
Interest expense                                      6,382             6,068
Depreciation expense                                  6,714               159
Other general and administrative                    145,156            66,661
                                           ----------------  ----------------
Total operating expenses                            320,973            194,188



Net (Loss) from operations                         (212,288)         (194,188)

Other income and expense
Gain (Loss) on sale of investments                    9,814            (6,354)

                                           ----------------  ----------------
Net (Loss)                                    $    (202,474)    $    (200,542)
                                           ================  ================

NET (LOSS) PER SHARE:
  Basic                                        $      (0.01)     $      (0.02)
                                           ================  ================
  Diluted                                      $      (0.01)     $      (0.02)
                                           ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                          15,308,609        10,587,138
                                           ================  ================
  Diluted
                                                 15,308,609        10,587,138
                                           ================  ================

See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             For the three months ended
                                                                      March 31,
                                                           -----------------------------
                                                                2004          2003
                                                           -------------   -------------
OPERATING ACTIVITIES
  Net (loss) income for the period                           $  (202,474)    $  (200,542)
   Adjustments to reconcile net
     cash used by operations:

       Depreciation and amortization expense                      13,684             159
       Loss (gain) on sale of marketable securities               (9,814)          6,354
       Common stock issued for services and trade payables       156,878          86,500
       (Increase)/decrease  in accounts receivable                 8,448         (19,177)
       (Increase)/decrease  in other assets                       (3,214)              -
       Increase/(decrease) in accounts payable                    23,941         126,609
       Increase/(decrease) in accrued officer salaries           (41,660)              -
       Increase/(decrease) in accrued interest                    6 ,383           6,066
       Increase/(decrease) in due to affiliates                      439         (13,000)
                                                           -------------   -------------
Net Cash (Used) by Operating Activities                          (47,389)         (7,031)
                                                           -------------   -------------
FINANCING ACTIVITIES
  Proceeds from private placements                                55,350
     Cash provided from financing activities                      55,350               -
                                                           -------------   -------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                     27,588           7,421
      Cash provided by investment activities                      27,588           7,421


Increase (decrease) in cash                                       35,549             390
Cash at beginning of period                                        1,230             561
Cash at end of period                                        $    36,779     $       951
                                                           =============   =============



See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004


Note 1 - ORGANIZATION AND BASIS OF PRESENTATION


The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in our Forms 10-QSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with our Form 10-KSB subject to independent audit at the end of the year.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003. Subsequently, on April 29, 2003 we effected a one for five reversal of its authorized shares. See Note 2 below.

As shown in the accompanying financial statements, we had a net loss of $202,474 for the three months ended March 31, 2004. We have incurred an accumulated deficit of $9,763,015 and have a deficit in working capital of approximately $296,255 as of March 31, 2004. Our ability to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. We intend to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2003 expressed substantial doubt about our ability to continue as a going-concern. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SHARE AMOUNTS

Effective April 29, 2003 we changed our trading name and trading symbol to "SLVO" on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held. This action was authorized by the board of directors at a meeting of the board on April 3, 2003.

CONSOLIDATION

The consolidated financial statements include the results of operations, account balances and cash flows of the Company and our wholly owned subsidiaries after elimination of inter-company transactions. Realty Capital Corporation's operations are consolidated from its acquisition of May 9, 2003.

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

PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment, office furniture and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis the estimated useful lives of the assets at 5 years. Depreciation expense for the quarter ended March 31, 2004 was $6,714. Accumulated depreciation for the quarter ended March 31, 2004 was $24,615.

REVENUE RECOGNITION

Commissions generated from brokering loans are recognized at the date of close.

FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash, receivables and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments.

INTELLECTUAL PROPERTY

Our intellectual property is comprised of a software platform acquired with the acquisition of Financial Services Inc. in 2002. We periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Our intangible assets will be subject to amortization when put into productive use.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily intellectual property and patents, may be impaired, we perform a recoverability evaluation. If an evaluation is required, the discounted estimated future cash flows associated with the assets are compared to the assets' carrying amount to determine whether a write-down to fair value is required.

On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We evaluate its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. We have no outstanding options to consultants or members of the Board of Directors.

INCOME TAXES

We have adopted the provisions of SFAS No. 109,  "Accounting  for Income Taxes".
SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

LOSS PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as convertible debentures and warrants are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

Note 3 - INTELLECTUAL PROPERTY

Since its inception, we have entered into numerous agreements as a result of having acquired certain rights to various complex intellectual scientific properties. On November 19, 2002 we acquired intellectual property comprised of a software platform acquired with Financial Services Inc. during 2002.

During the quarter ended June 30, 2003, in a non-arms length transaction with Robert George Krushnisky, a director of the company, we received 62,000 shares of its own common stock together with cancellation of an outstanding debt in the amount of $1,100 in exchange for all of the scientific intellectual property assets acquired prior to the acquisition of FSI in November of 2002 as well as all shares of Rockford Technology held for sale by the company.

We periodically analyze its investment in intellectual property for impairment. The stages of development in which the intellectual property is in make estimation of value or determination of impairment a difficult task. There has been no substantive revenues generated or value derived from the technology since its acquisition. We have determined that there is no evidence that the book value of the intellectual property is impaired until it has been determined that there is no likely commercial application or one that will produce adequate cash flow to support those values.

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., we acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the data and provide accurate and detailed insight into an individual's personal financial picture on a real time basis. This software can manage a host of disparate objectives as they relate to a persons financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a variety of new and different mortgage, investment or insurance products. We recorded the software on its books at the seller's basis of $1,398,020. We engaged an experienced software developer based in Palo Alto, California to perform an independent, third party valuation of the software during 2003. We anticipate putting the software into service during the fourth quarter of 2004 and intend to amortize the software over a three year period commencing upon the in-service date. Estimated amortization expense on this intangible asset is estimated to be as follows for the years December 31:

2004                $ 116,505
2005                  466,000
2006                  466,000
2007                  349,515
------------    --------------
------------    --------------
Total             $ 1,398,020
============    ==============

Note 4 - ACCOUNTS AND NOTES PAYABLE

Accounts Payable

We owe our vendors a total of $268,761 of which $127,907 is outstanding payables over ninety days.

Notes Payable

As part of the acquisition of Financial Services Software, we became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note will not be paid until we have raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further, additional monthly payments are abated until we are able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $30,016 of accrued unpaid interest at March 31, 2004.

Convertible Notes payable

We have three convertible notes payable totaling $36,000 at 10% per annum maturing during 2004 as a result of our extensions of two convertible notes that were originated during 2002. There was $4,435 of accrued unpaid interest at March 31, 2004.

A Schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:


     Amount        Original          Extended         Warrants Outstanding
                Maturity Date     Maturity Date
   -----------  ----------------  -------------  -------------------------------
    $ 16,000       10/11/03         10/11/04     40,000 shares at $.40 per share
    $ 10,000       11/16/03         11/16/04     25,000 shares at $.40 per share
    $ 10,000        7/23/04          7/23/05     25,000 shares at $.40 per share

All debentures can be converted into common stock for the same amount of shares as their right to purchase the same number of shares through their warrants.

Assuming the Company has the ability to make all note payments under their terms commencing October 1, 2003 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

   Year           Amount
------------   --------------
   2004            $ 211,096
   2005               89,904
               --------------
                   $ 311,000
               ==============

Note 5 - STOCKHOLDERS' EQUITY

On February 27, 2004 the Company issued 360,000 restricted common shares for fair value to the officers of the Company for accrued compensation of $83,937 and 235,500 restricted common shares for $45,036 for services through February 2004. The shares were issued under Section 4(2) of the 1933 Securities Act.

On January 13, 2004 the Company also issued 55,866 unrestricted shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan at a fair value of $10,000 to a consultant for services performed during the previous quarter for assistance with the rescission of San Francisco Funding, Inc.

On January 13, 2004 the Company also issued 88,281 unrestricted shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan to two individuals at a fair value of $14,505 for consulting services in connection with work on the Company's web site, assistance with acquisitions and consulting services related to planning for advertising our mortgage business.

On  March  11,  2004  the  Company  issued  20,000  unrestricted  shares  to one consultant under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan for legal services at a fair value of $3,400 for legal work.

During the quarter ended March 31, 2004 the Company amortized a total of $6,970 of legal services which had been previously paid for in advance with restricted common shares and recorded as deferred compensation.

Also during the quarter ended March 31, 2004 the Company issued 615,000 restricted common shares to accredited investors for $61,500 of cash. A total of $6,150 was paid in finders fees resulting in the Company receiving $55,350. The shares were issued under Section 4(2) of the 1933 Securities Act.

Note 6 - SUBSEQUENT EVENTS:

On April 15, 2004 we signed a lease on 2,512 sq. ft. located at 5976 W. Las Positas, Suite 112, Pleasanton, CA 94588. The monthly lease rate is $4,396. The lease has a term of 36 months. Lease payments do not commence until June 15, 2004.

On April 20, 2004 and in connection with the lease, the Company acquired furniture, fixtures and equipment in exchange for $12,000. The Company acquired furniture, fixtures and equipment consist primarily of a digital telephone system, office cubicles, file cabinets, a copier, lamps, chairs and office kitchen appliances.

On May 5, 2004 the Company acquired of all of the issued and outstanding shares of Lendingtech.com, Inc., (Lendingtech), from its sole owner and shareholder, for $520,000 of debt with the following terms:

      $ 200,000     15% Promissory Note
      $ 144,000     8% Promissory Note
      $ 176,000     5% Convertible Promissory Note
 ---------------    ----------------------------------
      $ 520,000     Purchase Price
 ===============    ==================================

The Company did not tender any cash as consideration for the acquisition but was required to issue 2,000,000 of its shares as collateral for the debt. The Company acquired two computer servers, its web site, client base of approximately 24,000 persons and loans in a pipeline which were all valued at $520,000.

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

Subsequent to March 31, 2004, the Company issued 205,555 restricted common shares to two accredited individuals for $17,000 in cash. The shares were issued under Section 4(2) of the 1933 Securities Act.

On April 21, 2004, the Company settled a dispute with a public relations firm by issuing 26,471 restricted common shares for fair value of $4,500 and $4,500 in cash for a total settlement of $9,000.

On May 3, 2004, the Company issued 266,667 restricted common shares at a fair value of $20,000 for future legal services in a private placement to an accredited investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF OUR DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND OUR ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF OUR FINANCIAL CONDITION AND PLAN OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO.

MANAGEMENT'S PLAN OF OPERATION

During the next twelve months our ability to increase the number of offices and revenue will depend on the availability of cash. We have raised $78,500 from accredited investors through the sale of restricted common stock at 50% discount to market on the day preceding investment. In order to continue to expand operations, we intend to raise additional capital, up to $121,500, through continued sale of restricted common stock on these terms. We believe that continued increases in revenue from operations will preclude the need to raise any additional amounts in the short term.

We plan to improve our FinanCenter software during the fourth quarter of 2004 as part of our plan to increase the number of sales offices over the next twelve months. We plan to apply for licensure under the California Department of Corporations as a Consumer Finance Lender through our subsidiary Realty Capital Corporation and, if approved as such, we expect to add significant numbers of W-2 employees as we expand throughout California in contrast to the current independent contractors who serve under our current California Department of Real Estate license.

We also expect to continue seeking new acquisition candidates which may add to our employee base.

From inception in 1994 until the fourth quarter of 2002, Silverado Financial, Inc. (formerly, "Rhombic Corporation"), was primarily focused on the acquisition of the rights to innovative technologies that could ultimately be developed into numerous applications. During the years of 1999 through 2001wet began to focus on the research and development of its portfolio of acquired technologies and to develop specific applications in order to make them commercially marketable. Our business strategy was to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales.

In 2002 we concluded that we could not raise capital to pursue the planned efforts for the scientific technology and began seeking potential acquisition candidates. During the fourth quarter of 2002 we appointed John Hartman as Chief Executive Officer and director and Sean Radetich as a director.

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

Our intention is to become a multifaceted real estate services company which leverages advances in technology to increase our competitive advantages. Silverado is currently considering the acquisition of firms and attempting to establish business lines in the mortgage brokerage, mortgage banking and other real estate related business sectors. To that end, we acquired Realty Capital Corporation from our president, John Hartman, in a non-arms length transaction on May 9, 2003 and, subsequent to the fiscal quarter covered by this report; we have acquired Lendingtech.com, Inc. an on-line mortgage broker formerly based in the Los Angeles metropolitan area and now headquartered within our offices in Pleasanton, California.

The majority of our sales and telemarketing staff are independent contractors although we do have four statutory employees and we utilize consultants for matters pertaining to coordinating technology development and administration. In an effort to expand our operations we have raised $78,500 from accredited investors through the sale of restricted common stock at 50% discount to market on the day preceding investment. In order to continue to expand operations, we intend to raise additional capital, up to $121,500, through continued sale of restricted common stock on these terms. We believe that continued increases in revenue from operations may preclude the need to raise any additional amounts in the short term.

Results of Operations

Comparison of Quarter Ended March 31, 2004 and 2003

We generated no revenue from operations during the first three months of 2003 or since the company's inception; however, during the first three months of 2004, we generated $108,685 in revenues. Management's objective during the first quarter of 2004 was to increase revenues over the last quarter of 2003 and to find potential acquisitions candidates. Management's objective during the first quarter of 2003 was to restate its capital structure to attract investment capital and to register an employee and consultants stock compensation plan in a registration statement on Form S-8 in order to attract competent consultants to assist in structuring the Company to attract potential acquisitions.

On February 27, 2004 we filed an employee and consultants stock compensation plan in a registration statement on Form S-8 authorizing a Compensation Committee to issue up to 2,000,000 common shares. During the first quarter of 2004, the Compensation Committee issued 164,147 common shares to a total of three individuals at a fair value of $27,905 for services pertaining to corporate legal and administrative matters. On January 31, 2003 we filed an employee and consultants stock compensation plan in a registration statement on Form S-8 authorizing a Compensation Committee to issue up to 1,600,000 (as adjusted by the April 29, 2003 one for five share reversal) common shares.

During the first quarter of 2003, the Compensation Committee issued 250,000 common shares to a total of three consultants at an agreed value of $37,500.

During the first quarter of 2004 we incurred $145,156 in general and administrative expenses which were comprised of officer compensation expense of $89,359, $2,500 in director fees, $11,799 of legal fees for acquisitions and defense costs, $27,358 in office rental expense and approximately $14,140 in office and advertising expenses. We also incurred $82,501 in consulting fees of which approximately $24,000 was accrued. The consulting fees were for marketing, general consulting pertaining to acquisitions and filings with the Securities and Exchange Commission. We plan to pay for the $24,000 accrued consulting fees incurred for corporate administrative matters by issuing common shares under its 2004 registered compensation plan.

During the first quarter of 2003 we incurred $121,300 in consulting fees of which approximately $90,000 was accrued. The accrued consulting fees were comprised of approximately $21,000 additional legal fees owed for general consulting and filings with the Securities and Exchange Commission, approximately $33,000 for software valuations and modifications to get FSI operating, approximately $26,000 in administrative costs to integrate all corporate and financial records of FSI with Silverado and $10,000 for additional costs pertaining to marketing consulting for commencing and expanding a mortgage brokerage business. A total of $66,661 in general and administrative expenses was incurred which was comprised primarily of accrued compensation expense of $30,000 to its officers and $15,000 of office expenses and out of pocket costs involved with the restating our capital structure.


Liquidity and Capital Resources

At March 31, 2004 we had $36,779 in cash and $39,736 in current assets. We also had $335,991 in current payables. Although we could probably settle debt to affiliates in the amount of $14,439 for restricted common stock, it would still have approximately $281,816 as a working capital deficit.

During the first quarter of 2004, we sold all of its remaining shares of Limelight Media, Inc. and received $27,588 in cash which was used to pay outstanding payables.

Our receivable from Realty Capital Corporation increased to $94,486 for various items that Silverado had paid on its behalf and we paid $3,214 for a security deposit on a second lease space which will used for the corporate headquarters.

We incurred $6,382 of interest expense on its debt of $311,000 of which $275,000 was incurred for the software of FSI and $36,000 were loans for cash in a private placement from accredited investors.

We believe that we have sufficient capital and resources to support operations through the remainder of 2004. However, we do not believe that we will be able to successfully implement our long term plans without raising additional capital. We anticipate that the capital requirements for the balance of the period ending December 31, 2004 will require that additional cash be raised from external sources. We believe that this requirement will be met by cash equity investments.

On February 1, 2004, we began a private placement to accredited investors for $200,000. Subscribers receive shares at a 50% discount to the closing price of SLVO common stock on the day preceding receipt of their subscription agreement and investment. This offering is open only to accredited investors. As of May 15, 2004, we had received $78,500 under this private placement. We accrued $7,850 in commissions in connection with the subscriptions, of which we have paid $6,150 and $1,700 remains unpaid, and we have received $70,650 in net proceeds. However, there is no assurance that we will be able to fully subscribe this offering or generate capital sufficient to meet our long-term needs. If we can not meet these requirements, we may not be able to continue as a going concern.

SUBSEQUENT EVENTS

On April 15, 2004 we signed a lease on 2,512 sq. ft. located at 5976 W. Las Positas, Suite 112, Pleasanton, CA 94588. The monthly lease rate is $4,396. The lease has a term of 36 months. Lease payments do not commence until June 15, 2004.

On April 20, 2004 and in connection with the lease, we acquired furniture, fixtures and equipment in exchange for $12,000. The acquired furniture, fixtures and equipment consist primarily of a digital telephone system, office cubicles, file cabinets, a copier, lamps, chairs and office kitchen appliances.

On May 5, 2004 we acquired of all of the issued and outstanding shares of Lendingtech.com, Inc., (Lendingtech), from Michael Petrullo, its sole owner and shareholder, for $520,000 of debt with the following terms:

                                    $200,000 15% Promissory Note
                                    $144,000 8% Promissory Note
                                    $176,000 5% Convertible Promissory Note
                                    $520,000 Purchase Price

We did not tender any cash as consideration for the acquisition but were required to issue 2,000,000 of our shares as collateral for the debt. We acquired two computer servers, its web site, client base of approximately 24,000 persons and loans in a pipeline which were all valued at $520,000.

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

Lendingtech generated unaudited year-end 2003 revenue of $960,000, with an adjusted EBITDA of $375,000 and generated unaudited year-end 2002 revenue of 961,000, with an adjusted EBITDA of $379,000. We believe that it can increase Lendingtech's gross revenue to as much as $3,000,000 and $1,500,000 EBITDA within the next 12-months of operation.

As a result of this transaction, Lendingtech has become and shall continue to operate as a wholly-owned subsidiary of the Registrant

FORWARD LOOKING STATEMENTS

Certain statements made in this report on Form 10-QSB is "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results implied by such forward looking statements. Although we believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

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

ITEM 3: CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the our internal control over financial reporting during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES

On February 27, 2004 we issued 595,500 restricted common shares to the officers of the Company for accrued compensation of $83,937 and $45,036 of compensation through February 2004. The shares were issued under Section 4(2) of the 1933 Securities Act.

On January 13, 2004 we issued 144,147 unrestricted shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan to two individuals at a fair value of $24,505 for consulting services in connection with work on our web site, assistance with development of our acquisition plans and consulting services related to planning for advertising our mortgage business.

On March 11, 2004 we issued 20,000 unrestricted shares to one consultant under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan for legal services at a fair value of $3,400 for legal work.

During quarter ended March 31, 2004 we issued 615,000 restricted common shares to accredited investors for $61,500 of cash. The shares were issued under
Section 4(2) of the 1933 Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

23.1 Consent of The O'Neal Law Firm dated February 25, 2004 pertaining to the Year 2004 Officers, Directors, Employees and Consultants Stock Compensation as filed on Form S-8 Registration Statement under the Securities Act of 1933 filed February 27, 2004 incorporated herein by reference.

31.1 Chief Executive Officer QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.2 Chief Financial Officer QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

A Form 8-K was filed on March 19, 2004, reported in Items 4 pertaining to the Change in the Registrant's Certifying Accountants.

A Form 8-K/A was filed on April 7, 2004, reported in Items 4 pertaining to the Change in the Registrant's Certifying Accountants.

A Form 8-K was filed on May 20, 2004, reported in Items 2 and 7 pertaining to the acquisition of Lendingtech.com, Inc. We will file a Form 8-K/A with audited financials of Lendingtech.com, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO FINANCIAL, INC.

 /s/ John E. Hartman
 -------------------------------------
Date: June 4, 2004
By: John E. Hartman
President and Chief Executive Officer


 /s/ Albert A. Golusin
 -------------------------------------
Date: June 4, 2004
By: Albert A. Golusin
Chief Financial Officer

Exhibit 31.1

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John E. Hartman., certify that:

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of June 2004.


 /s/ John E. Hartman.
 -----------------------------
 Chief Executive Officer

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of June 2004.

 /s/ Albert Golusin
 -----------------------------
 Chief Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverado Financial, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Hartman., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of June 2004.


 /s/ John E. Hartman.
 -----------------------------
 Chief Executive Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverado Financial, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of June, 2004.

 /s/ Albert Golusin
 -----------------------------
 Chief Financial Officer