Form 10QSB
period 2004-06-30
SILVERADO FINANCIAL INC
filed 2004-08-25
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004



                         Commission File Number 0-29049

                            SILVERADO FINANCIAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





              Nevada                                86-0824125
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)              Identification Number)




      5976 W. Las Positas, Suite 112, Pleasanton, CA               94588
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

As of August 1, 2004, 19,376,770 of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ............................................... 3

        Consolidated Balance Sheet as of June 30, 2004 ..................... 3

        Consolidated  Statements  of  Operations  for the  three  and six months ended June 30, 2004 and 2003 ................................ 4

        Consolidated  Statements  of Cash  Flows  for the  three  and six months ended June 30, 2004 and 2003 ................................ 5

        Notes to Financial Statements ...................................... 6

Item 2. Management's Plan of Operation .....................................12

Item 3. Controls and Procedures ............................................27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................28

Item 2. Changes in Securities ..............................................29

Item 3. Defaults Upon Senior Securities ....................................30

Item 4. Submissions of Matters to a Vote of Security Holders ...............30

Item 5. Other Information ..................................................30

Item 6. Exhibits and Reports on Form 8-K ...................................30

Signatures .................................................................31

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      SILVERADO FINANCIAL, INC.
                                     CONSOLIDATED BALANCE SHEET
                                          AT JUNE 30, 2004
                                             (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                              $ 42,446
   Receivables                                                          3,003
                                                            -----------------
   Total Current Assets                                                45,449

OTHER ASSETS
   Intellectual property                                            1,398,020
   Furniture, fixtures & equipment, net                               114,542
   Other                                                               11,547
                                                            -----------------

Total assets                                                      $ 1,569,558
                                                            =================

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
LIABILITIES
CURRENT
   Accounts payable and accrued expenses                            $ 273,572
   Accrued officer salaries                                            84,980
   Accrued interest                                                    40,833
   Due to affiliates                                                      939
                                                            -----------------
Total current liabilities                                             400,324

OTHER LIABILITIES
   Convertible notes payable                                           36,000
   Note payable                                                       275,000
                                                            -----------------
Total liabilities                                                     711,324

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 20,000,000 shares                     $ 17,377
   authorized, 19,376,770 issued and outstanding
Additional paid-in capital                                         10,816,749
Deferred Stock Compensation                                           (18,130)
Accumulated Deficit                                                (9,957,762)
                                                            -----------------

Total stockholders' equity                                            858,234
                                                            -----------------

Total liabilities and stockholders' equity                        $ 1,569,558
                                                            =================

                 See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the three months ended   For the six months ended
                                               June 30,                    June 30,
                                         2004          2,003           2004         2,003
                                     ------------- ------------- ------------- -------------
Revenues
 Commission & processing revenue         $ 204,098      $ 17,825     $ 312,783      $ 17,825
                                     ------------- ------------- ------------- -------------

Operating expenses
 Sales expenses and commissions            155,238             -       235,458             -
 Consulting                                 66,080        50,118       148,581       171,418
 Interest expense                            6,383         6,226        12,765        12,294
 Depreciation expense                        7,114         4,570        13,828         4,729
 Other general and administrative          164,030       179,168       309,186       245,829
                                     ------------- ------------- ------------- -------------
 Total operating expenses                  398,845       240,082       719,818       434,270
                                     ------------- ------------- ------------- -------------

Net (Loss) from operations                (194,747)     (222,257)     (407,035)     (416,445)

 Other income and expense                        -             9             -             9
 (Loss)  gain on sale of investments             -           153         9,813        (6,201)
                                     ------------- ------------- ------------- -------------
 Net (Loss)                             $ (194,747)   $ (222,095)   $ (397,222)   $ (422,637)
                                    ============== ============= ============= =============

NET (LOSS) PER SHARE:
  Basic & Diluted                            (0.02)        (0.02)        (0.02)        (0.04)
                                    ============== ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic & Diluted                       16,604,781    11,356,524    16,405,191    11,178,875
                                    ============== ============= ============= =============

                                 See accompanying notes to these consolidated
financial statements.

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             For the three months ended       For the six months ended
                                                                      June 30,                          June 30,
                                                               2004              2003            2004             2003
                                                        ---------------- ---------------- ---------------- ----------------
OPERATING ACTIVITIES

  Net loss for the period                                     $ (194,748)      $ (222,095)      $ (397,222)      $ (422,637)
   Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
        Depreciation and amortization expense                     18,014            4,570           31,698            4,729
        Loss (gain) on sale of marketable securities                   -             (153)          (9,813)           6,201
        Common stock issued for services                          72,932          112,019          135,873          198,519
        Common stock issued for payables and debt                 41,614          174,051          135,551          174,051
        Common stock issued for Realty Capital
            Corporation                                                -          127,654                -          127,654
   Changes in assets and liabilities
       (Increase)/decrease  in accounts receivable                   (46)          17,427            8,402           (1,750)
       (Increase)/decrease  in furniture, fixtures
            & equipment                                                -         (134,271)               -         (134,271)
       (Increase)/decrease  in other assets                       (1,433)               -           (4,647)               -
        Increase/(decrease) in accounts payable
            and accrued expenses                                   4,813          (93,403)          28,753           33,206
        Increase/(decrease) in accrued officer salaries           66,640                -           24,980                -
        Increase/(decrease) in accrued interest                    6,381            5,425           12,764           11,491
        Increase/(decrease) in note payable                            -            3,500                -            3,500
                                                        ---------------- ---------------- ---------------- ----------------
            Net cash (used in) provided by operating
               activities                                         14,167           (5,276)         (33,661)             693
                                                        ---------------- ---------------- ---------------- ----------------

FINANCING ACTIVITIES
  Net advances (to) from affiliates                              (13,500)           3,000          (13,061)         (10,000)
  Proceeds from private placements                                17,000                -           72,350                -
                                                        ---------------- ---------------- ---------------- ----------------
            Net cash (used in) provided by
               financing activities                                3,500            3,000           59,289          (10,000)
                                                        ---------------- ---------------- ---------------- ----------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                          -            2,854           27,588           10,275
  Purchase of office equipment                                   (12,000)               -          (12,000)               -
                                                        ---------------- ---------------- ---------------- ----------------
            Net cash (used in) provided by
               investing activities                              (12,000)           2,854           15,588           10,275
                                                        ---------------- ---------------- ---------------- ----------------

INCREASE IN CASH                                                   5,667              578           41,216              968

CASH, BEGINNING OF PERIOD                                         36,779              951            1,230              561
                                                        ---------------- ---------------- ---------------- ----------------
CASH, END OF PERIOD                                             $ 42,446          $ 1,529         $ 42,446          $ 1,529
                                                        ================ ================ ================ ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Cancellation of 62,000 common shares in sale of intellectual
    property and Rockford shares                                       -                -                -          (16,684)
                                                         =============== ================ ================ ================

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003 and Form 10-QSB for the quarter ended March 31, 2004. The current interim period reported herein should be read in conjunction with our Form 10-KSB subject to independent audit at the end of the year.

A majority of the shareholders of record on February 10, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Silverado Financial, Inc. and to change the authorized common shares to 100,000,000 and the authorized preferred shares to 5,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on February 11, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on March 21, 2003. Subsequently, on April 29, 2003 the Company effected a one for five reversal of its authorized and outstanding common shares. See Note 2 below.

As shown in the accompanying financial statements, the Company had a net loss of $194,747 for the three months ended June 30, 2004 and a deficit in working capital of approximately $354,875 as of June 30, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2003 expressed substantial doubt about the ability of the Company to continue as a going-concern. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

CONSOLIDATION

The consolidated financial statements include the results of operations, account balances and cash flows of the Company and our wholly owned subsidiaries after elimination of inter-company transactions. The operations of Silverado Financial Mortgage, formerly Realty Capital Corporation and Financial Software Inc. are consolidated from their respective acquisition dates of May 9, 2003 and November 15, 2002..

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


PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment, office furniture and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis the estimated useful lives of the assets at 5 years. Depreciation expenses for the quarter and six months ended June 30, 2004 were $ 7,114 and $13,828, respectively. Accumulated depreciation for the quarter ended June 30, 2004 was $31,729.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. We have no outstanding options to consultants or members of the Board of Directors. The Company may periodically issue restricted common shares in advance of their being earned which result in the recording the unearned amount as deferred compensation. When the shares are subsequently earned, the Company records amortization expense for the amount earned.

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

LOSS PER SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as convertible debentures, warrants and escrowed shares are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

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

                          2004                $ 116,505
                          2005                  466,000
                          2006                  466,000
                          2007                  349,515
                         ------------    --------------
                          Total             $ 1,398,020
                         ============    ==============

Note 4 - ACCOUNTS AND NOTES PAYABLE

Accounts Payable

We owe our vendors a total of $254,328 of which $238,957 is outstanding payables over ninety days.

Notes Payable

As part of the acquisition of Financial Services Software, we became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note will not be paid until we have raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further, additional monthly payments are abated until we are able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $35,501 of accrued unpaid interest at June 30, 2004.

Convertible Notes payable

We have three convertible notes payable totaling $36,000 at 10% per annum maturing during 2004 as a result of our extensions of two convertible notes that were originated during 2002. There was $5,332 accrued unpaid interest at June 30, 2004.

A Schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:

                    Original        Extended
    Amount       Maturity Date   Maturity Date      Warrants Outstanding
-------------  ----------------  -------------  -------------------------------
    $ 16,000      10/11/03         10/11/04     40,000 shares at $.40 per share
    $ 10,000      11/16/03         11/16/04     25,000 shares at $.40 per share
    $ 10,000       7/23/04          7/23/05     25,000 shares at $.40 per share

All debentures can be converted into common stock for the same amount of shares as their right to purchase the same number of shares through their warrants.

Assuming the Company has the ability to make all note payments under their terms commencing October 1, 2004 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

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

On April 21, 2004 the Company issued 26,471 restricted common shares at a deemed value of $4,500 to a public relations company for services rendered during 2003. The shares were issued under Section 4(2) of the 1933 Securities Act.

On April 23, 2004 the Company issued 55,556 restricted common shares to an accredited investor in a private placement for $5,000 cash. The shares were issued under Section 4(2) of the 1933 Securities Act.

On May 4, 2004 the Company issued 266,667 restricted common shares as a retainer to its legal counsel. The shares were issued under Section 4(2) of the 1933 Securities Act.

On June 10, 2004 the Company issued 434,386 unrestricted common shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan to an individual at a fair value of $85,000 for consulting services in connection with work on the Company's web site, computer system set up and maintenance in the two offices and assistance in the preparation of the Company's last annual audit and quarterly financial statement. Also on June 10, 2004 the Company issued 150,000 restricted common shares to an accredited investor in a private placement for $12,000 and 35,000 restricted common shares at a deemed value of $1,700 to a licensed broker as a finders fee.

On June 17, 2004 the Company issued 1,800,000 shares under an escrow agreement to Michael Petrullo and 200,000 restricted common shares to Michael Berstein pending the closing of the acquisition of Lendingtech.com, Inc. The shares are not earned and may be returned to the Company in the event that Lendingtech.com, Inc. is unable to fulfill its contractual obligations to close. The shares would be incrementally issued in the event that the Lendingtech.com acquisition closed and the Company was unable to meet its loan obligation with a cash payment for a given month. The shares issued under the escrow agreement were issued under
Section 4(2) of the 1933 Securities Act.

On June 24, 2004 the Company issued 145,051 shares to two directors for the settlement of cash advances of $17,406. On the same date the Company issued 49,500 shares to two employees at a deemed value of $5,940. The shares were issued under Section 4(2) of the 1933 Securities Act.


Note 6 - SUBSEQUENT EVENTS:

On July 1, 2004, we received $12,000 from two accredited investors in a private placement for 240,000 restricted common shares.


On July 27, 2004 the Company became licensed under the California Department of Corporations as a Consumer Finance Lender through its subsidiary Silverado Financial Mortgage, formerly Realty Capital Corporation. The license enables the Company to contract with loan originators as independent contractors who would serve under the California Department of Real Estate license.

On August 11, 2004 our wholly owned subsidiary, Silverado Mortgage Corporation (formerly Realty Capital Corporation) received approval for a $2,000,000 Mortgage Warehouse and Security Facility.

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

MANAGEMENT'S PLAN OF OPERATION

During the next twelve months our ability to increase the number of offices and revenue will depend on the availability of cash. During the first six months of 2004, we raised $72,350 from accredited investors through the sale of restricted common stock at 50% discount to market on the day preceding investment. In order to continue to expand operations, we intend to raise additional capital, up to $121,500, through the continued sale of restricted common stock on these terms. We believe that continued increases in revenue will enable us to pay for our current operating expenses and preclude the need to raise any additional amounts in the short term.


We plan to improve our FinanCenter software during the fourth quarter of 2004 as part of our plan to increase the number of sales offices over the next twelve months. On July 27, 2004 we became licensed under the California Department of Corporations as a Consumer Finance Lender through our subsidiary Silverado Financial Mortgage, formerly Realty Capital Corporation. This license will enable us to add significant numbers of W-2 employees and to expand throughout California in contrast to the current independent contractors who serve under our current California Department of Real Estate license.

Our intention is to become a multifaceted real estate services company which leverages advances in technology to increase our competitive advantages. Silverado is currently considering the acquisition of firms and attempting to establish business lines in the mortgage brokerage, mortgage banking and other real estate related business sectors.

From inception in 1994 until the fourth quarter of 2002, Silverado Financial, Inc. (formerly, "Rhombic Corporation"), was primarily focused on the acquisition of the rights to innovative scientific technologies that could ultimately be developed into numerous applications. During the years of 1999 through 2001we began to focus on the research and development of its portfolio of acquired technologies and to develop specific applications in order to make them commercially marketable. Our business strategy was to develop a specific application from a technology, then commence or contract for a marketing effort for the developed application that would generate sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

On May 9, 2003 we acquired Silverado Mortgage Corporation, formerly Realty Capital Corporation, from our president, John Hartman, in a non-arms length transaction which offices in Campbell, California.

The majority of our sales and telemarketing staff are independent contractors although we do have four statutory employees and we utilize consultants for matters pertaining to coordinating technology development and administration.

When current management became responsible for the operations of the company in 2002, among our primary concerns were proposed changes to RESPA regulations and other regulatory changes such as those concerning predatory lending, and the desire to better control the lending process and to earn more revenue than we could as a mortgage broker. To that end, On August 11, 2004, Silverado Mortgage Corporation (Formerly Realty Capital Corporation) received its first Mortgage Banking Warehouse Line of Credit in the amount of $2,000,000. We anticipate that through the use of this credit facility and any others we may be approved for in future, we will be able to obtain

     i.) Better Pricing - Investors should pay more for closed loans versus loans that are brokered or table-funded;
     ii.) More Pricing Options - We may be able to take advantage of mandatory and small bulk sale pricing further increasing the premiums received from investors on the sale of loans;
     iii.)No Disclosure of SRP - Loans warehoused by may be treated differently under RESPA as to disclosure of premiums received from investors.
          Bankers do not disclose the SRP (Servicing Released Premium) paid to them by investors. Bankers no longer receive a YSP (Yield Spread Premium), a disclosable item on borrower closing statements;
     iv.) More Control - We may be able to originate and close loans in our own name. Under certain circumstances we will no longer have to wait for lenders to underwrite and document loans or to schedule closings. In certain circumstances we may be able to control that process and should be able to provide customers with more timely service;
     v.) Function as Principal - We may function as a principal in the market and may own loans until those loans are sold into the secondary market, we may be able to earn interest on the loans until it they sold to an investor;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

     vi.) New Origination Channels - As a correspondent lender or mortgage banker, we may be able to originate loans through retail and wholesale origination channels;
     vii.)Ability to Compete - Functioning as a banker may help us appear larger in size, making it easier to compete against traditional retail banking institutions.

As a Banker, Silverado will have more control over its product line and may be able to generate additional fees and income associated with a banking platform. Management believes our transition to a mortgage banking platform will increase margins and as a banker, management believes we will be more appealing to acquisition targets.


Results of Operations

Comparison of Quarter Ended June 30, 2004 and 2003

During the second quarter of 2004 our mortgage brokerage operation generated $204,098. Revenues during the second quarter of 2003 began on May 9, 2003 and amounted to $17,825. The significant increase in revenues was due to increase in loan origination officers and the establishment of a second office during the second quarter of 2004.

Direct selling of expenses of $155,238 during the second quarter were sales commissions and referral fees. There were no direct expenses during the second quarter of 2003.

Consulting and general and administrative expenses during the second quarter of 2004 were 211,041 compared to $229,286. The expenses incurred during both comparative quarters were for officer salaries, office expenses and consulting fees pertaining to computer systems and administrative work.

Comparison of six months ended June 30, 2004 and 2003

We did not have a  mortgage  brokerage  operation  until May 9,  2003.  Revenues during the first six months of 2004 were $312,783 compared to the $17,825 generated during the last two months of the period during 2003. The significant increase in revenues was due to increase in loan origination officers and the establishment of a second office during the second quarter of 2004

Direct selling of expenses of $235,458 during the six months ended June 30, 2004 were sales commissions and referral fees. There were no direct expenses during the second quarter of 2003.

Consulting and general and administrative expenses during the six months ended June 30, 2004 were $457,767 compared to $417,247. The expenses incurred during both comparative quarters were for officer salaries, office expenses and consulting fees pertaining to computer systems and administrative work.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On April 15, 2004 we signed a lease for our second office on 2,512 sq. ft. located at 5976 W. Las Positas, Suite 112, Pleasanton, CA 94588. The monthly lease rate is $4,396. The lease has a term of 36 months. Lease payments do not commence until June 15, 2004.

On April 20, 2004 and in connection with the lease, we acquired furniture, fixtures and equipment in exchange for $12,000. The acquired furniture, fixtures and equipment consist primarily of a digital telephone system, office cubicles, file cabinets, a copier, lamps, chairs and office kitchen appliances.

Liquidity and Capital Resources

At June 30, 2004 we had $42,446 in cash and $45,449 in current assets. We also had $400,324 in current liabilities. Although we could probably settle debt to affiliates of $949 and accrued officer salaries of $84,980 for restricted common stock, we would still have approximately $268,956 as a working capital deficit.

On February 1, 2004, we began a private placement to accredited investors for $200,000. Subscribers receive shares at a 50% discount to the closing price of SLVO common stock on the day preceding receipt of their subscription agreement and investment. This offering is open only to accredited investors. As of June 30, 2004, we had received $72,350 under this private placement. However, there is no assurance that we will be able to fully subscribe this offering or generate capital sufficient to meet our long-term needs. If we can not meet these requirements, we may not be able to continue as a going concern.

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

SUBSEQUENT EVENTS

On July 1, 2004, we received $12,000 from two accredited investors in a private placement for 240,000 restricted common shares.


On July 27, 2004 the Company became licensed under the California Department of Corporations as a Consumer Finance Lender through its subsidiary Silverado Financial Mortgage, formerly Realty Capital Corporation. The license enables the Company to contract with loan originators as independent contractors who would serve under the California Department of Real Estate license.

On August 11, 2004 our wholly owned subsidiary, Silverado Mortgage Corporation (formerly Realty Capital Corporation) received approval for a $2,000,000 Mortgage Warehouse and Security Facility.

FORWARD LOOKING STATEMENTS

Certain statements made in this report on Form 10-QSB is "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results implied by such forward looking

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

statements. Although we believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

We require substantial cash to support our operating activities and growth plans. Our primary sources of cash are profits generated by sales of mortgage products and the sale of our capital stock; however, we intend to generate income from warehouse and aggregation credit facilities, asset-backed commercial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

paper and the proceeds from the sales and securitizations of loans. We also intend to finance residual interests in securitization transactions using Net Interest Margin, or NIM, structures. As of December 31, 2003, we had no short-term warehouse and aggregation credit facilities or asset-backed commercial paper providing us with any committed or uncommitted borrowing capacity to fund loan originations and purchases pending the pooling and sale of such loans. As of March 27, 2004, we are in negotiations to acquire a short term warehouse facility. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Currently, we are licensed to originate mortgage loans only in California, however we are in the process of applying for licenses to generate loans in all 50 states, and when licensed we will be forced to comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

increasing our exposure to the risks of noncompliance with these laws and regulations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Some thrifts, national banks and their operating subsidiaries are also expanding their lending activities. By virtue of their charters, these institutions are exempt from complying with many of the state and local laws that affect our

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

operations. For example, they can offer loans with prepayment charges in many jurisdictions where we cannot. If more of these federally chartered institutions are able to use their preemptive ability to provide more competitive pricing and terms than we can offer, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

We intend to service the loan we originate on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

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

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves New Century, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2004 DL Pacific Center LP ("DL Pacific") filed a lawsuit for $40,444 plus costs and attorney's fees against us in San Diego County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to DL Pacific's lease with SFF by accepting the benefits of such lease and by negotiating with DL Pacific for amendments to the lease. We are vigorously defending the lawsuit. It is managements opinion, that we have meritorious defenses based primarily upon the facts, among others, that (1) we did not accept the benefits of the lease and/or (2) the alleged promise(s) made by us is (are) unenforceable under the California Statute of Frauds because, among other reasons, the alleged lease was for more than one year and the alleged authority of any agent of Silverado Financial, Inc. was not in writing, as required under the Statute.

On July 23, 2004 Robert E. Vener ("Vener") filed a first amended complaint to his lawsuit for late charges of $500 for November, 2003, utility charges of $800 for November, 2003, and $7,500 for rent for December 2003 plus costs and attorney's fees against us in Marin County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to Vener's lease with SFF by stating and representing to Vener that we would be responsible for any amounts due from SFF pursuant to the lease, and that Vener relied on our representations by allowing SFF to remain on the premises following SFF's default in the payment of rent on the lease. We are vigorously defending the lawsuit. It is management's opinion, that we have meritorious defenses based upon the facts, among others, that we did not state or represent that we would be responsible for any amounts due from SFF pursuant to the lease.

In regard to the DL Pacific and/or Vener lawsuit(s), management intends to file a cross-complaint against SFF and its major stockholder(s) Mr. and Mrs. Daniel Selis, for indemnity for the cost of defending the actions and for breach of contract, fraud and/or interference with our advantageous business relationships because of : (1) their material breaches of the SFF stock purchase agreement and their material misrepresentations to us of their liabilities and obligations,
(2) SFF's written false statements to its creditors that we had assumed their debts, and (3) their forwarding of SFF's phone calls to our offices and directing their creditors to call our offices concerning payment of their liabilities and obligations. We anticipate that SFF and the Selis' will file a non-meritorious cross-complaint against us for breach of the stock purchase agreement.

On July 16, 2004, the company was served with a complaint by the State of California, Department of Industrial Relations on behalf of a former employee of Silverado Mortgage (formerly Realty Capital Corporation) for back wages of $10,937.50 and penalties of $288.46 for an indeterminate number. It is management's opinion, that we have meritorious defenses based upon the facts, among others, that claimant was acting as an independent contractor who was paid for services performed and her claims are baseless.

On August 16, 2004, we received a complaint from Attorney's representing Subway.com alleging damages in the amount of $60,000 for breach of contract regarding a promotional campaign. Management intends to vigorously defend this lawsuit as it is our opinion that Subway.com breached our contract by failing to perform its duties there under. It is management's opinion, that we have meritorious defenses based upon the facts, among others, that the contract was never approved by the compensation committee of the Silverado Financial

Mortgage, no work was ever performed by Subway.com and no consideration was given to Subway.com to execute any agreement.

ITEM 2. CHANGES IN SECURITIES

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

On April 21, 2004 the Company issued 26,471 restricted common shares at a deemed value of $4,500 to a public relations company for services rendered during 2003. The shares were issued under Section 4(2) of the 1933 Securities Act.

On April 23, 2004 the Company issued 55,556 restricted common shares to an accredited investor in a private placement for $5,000 cash. The shares were issued under Section 4(2) of the 1933 Securities Act.

On May 4, 2004 the Company issued 266,667 restricted common shares as a retainer to its legal counsel. The shares were issued under Section 4(2) of the 1933 Securities Act.

On June 10, 2004 the Company issued 434,386 unrestricted common shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan to an individual at a fair value of $85,000 for consulting services in connection with work on the Company's web site, computer system set up and maintenance in the two offices and assistance in the preparation of the Company's last annual audit and quarterly financial statement. Also on June 10, 2004 the Company issued 150,000 restricted common shares to an accredited investor in a private placement for $12,000 and 35,000 restricted common shares at a deemed value of $1,700 to a licensed broker as a finders fee.

On June 17, 2004 the Company issued 1,800,000 shares under an escrow agreement to Michael Petrullo and 200,000 restricted common shares to Michael Berstein pending the closing of the acquisition of Lending Tech.com, Inc. The shares were issued under Section 4(2) of the 1933 Securities Act.

On June 24, 2004 the Company issued 145,051 shares to two directors for the settlement of cash advances of $17,406. On the same date the Company issued 49,500 shares to two employees at a deemed value of $5,940. The shares were issued under Section 4(2) of the 1933 Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31.1 Certificate  of  Chief  Executive  Officer   quarterly   certification
          pursuant to section 302 of the Sarbanes-Oxley act of 2002

     31.2 Certificate  of  Chief  Financial  Officer   quarterly   certification
          pursuant to section 302 of the Sarbanes-Oxley act of 2002

     32.1 Certification of Chief Executive Officer pursuant to 18 u.s.c. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

     32.2 Certification of Chief Financial Officer pursuant to 18 u.s.c. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

(b) Reports on Form 8-K

          A Form 8-K/A was filed on April 7, 2004, reported in Items 4 pertaining to the Change in the Registrant's Certifying Accountants.

          A Form 8-K was filed on May 20, 2004, reported in Items 2 and 7 pertaining to the acquisition of Lendingtech.com, Inc. The agreement was amended to extend the closing date until an audit of Lendingtech, com's historical financials were provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO FINANCIAL, INC.

 /s/ John E. Hartman
 -------------------------------------
Date: August 19, 2004
By: John E. Hartman
President and Chief Executive Officer

 /s/ Albert A. Golusin
 -------------------------------------
Date: August 19, 2004
By: Albert A. Golusin
Chief Financial Officer

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August 2004.


 /s/ John E. Hartman.
 -----------------------------
     John E. Hartman
     Chief Executive Officer

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August 2004.

 /s/ Albert Golusin
 -----------------------------
     Albert Golusin
     Chief Financial Officer

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverado Financial, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Hartman., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August 2004.


 /s/ John E. Hartman.
 -----------------------------
     John E. Hartman
     Chief Executive Officer

Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverado Financial, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of August 2004.

 /s/ Albert Golusin
 -----------------------------
     Albert Golusin
     Chief Financial Officer