Form 10QSB
period 2004-09-30
SILVERADO FINANCIAL INC
filed 2004-12-23
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2004



                        Commission File Number 000-29049

                            SILVERADO FINANCIAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





              Nevada                                86-0824125
-----------------------------------         ----------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)              Identification Number)




      5976 W. Las Positas, Suite 116, Pleasanton, CA               94588
-----------------------------------------------------------    ---------------
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

As of December 16, 2004, 18,001,047 of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                            SILVERADO FINANCIAL, INC.
                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION .............................................. 3

Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 2004 ................ 3

        Consolidated  Statements  of  Operations  for the  three and nine months ended September 30, 2004 and 2003 ........................... 4

        Consolidated Statements of Cash Flows for the three and
        ninemonths ended September 30, 2004 and 2003 ....................... 5

        Notes to Financial Statements ................................... 6-10

Item 2. Management's Plan of Operation ..................................10-26

Item 3. Controls and Procedures ........................................... 26

PART II. OTHER INFORMATION ................................................ 27

Item 1. Legal Proceedings ................................................. 27

Item 2. Changes in Securities ............................................. 28

Item 3. Defaults Upon Senior Securities ................................... 29

Item 4. Submissions of Matters to a Vote of Security Holders .............. 29

Item 5. Other Information ................................................. 29

Item 6. Exhibits and Reports on Form 8-K .................................. 29

Signatures ................................................................ 30

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SILVERADO FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                        2004            2003
                                                 -------------- --------------
ASSETS

Current Assets
     Cash                                         $      63,927  $       3,277
     Receivables                                          3,324         11,405
     Marketable Securities Held for Sale                      -         17,775
                                                 -------------- --------------
        Total Current Assets                             67,251         32,457

     Furniture, Fixtures & Equipment - Net              107,428        124,637
     Intellectual Property                              699,010      1,398,020
     Other Assets                                        11,547          6,900

                                                 -------------- --------------
TOTAL ASSETS                                      $     885,236  $   1,562,014
                                                 ============== ==============


LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts Payable & Accrued Expenses          $     293,204  $     171,454
     Accrued Officer Salaries                           138,480              -
     Accrued Interest                                    47,286              -
     Due to Affiliates                                      939         15,000
     Notes Payable                                      311,000        311,000
                                                 -------------- --------------
        Total Current Liabilities                       790,909        497,454

Other Liabilities
     Notes Payable                                            -              -
                                                 -------------- --------------
     TOTAL LIABILITIES                                  790,909        497,454

STOCKHOLDERS' EQUITY

     Preferred Stock, $.001 par value,
        5,000,000 shares authorized, none issued                             -
     Common Stock, $.001 par value, 20,000,000
        authorized, 19,967,828 issued & 17,967,828
        outstanding                                      18,077         14,077

     Additional Paid In Capital                      10,879,985     10,332,590
     Deferred Stock Compensation                         (7,030)             -
     Accumulated Deficit                            (10,796,705)    (9,282,107)
                                                 -------------- --------------
        Total Stockholders' Equity                       94,327      1,064,560

                                                 -------------- --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $     885,236  $   1,562,014
                                                 ============== ==============


        See accompanying notes to these consolidated financial statements

                            SILVERADO FINANCIAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                          For The Nine Months Ended    For The Three Months Ended
                                                   September 30,                 September 30,
                                               2004           2003           2004           2003
                                       -------------- -------------- -------------- --------------
Revenue
   Commissions & Processing             $     536,691  $      43,823  $     223,908  $      25,998

Operating Expenses
   Sales Expense & Commissions                434,599         30,152        199,141         20,971
   Consulting                                 168,692        394,394         20,111        222,979
   Depreciaiton Expense                        20,942         11,538          7,114          6,809
   Oher General & Administrative Expense      440,207        241,959        131,021          5,311
                                       -------------- -------------- -------------- --------------
       Total Operating Expenses             1,064,440        678,043        357,387        256,070

Net Income/(Loss) from Operations            (527,749)      (634,220)      (133,479)      (230,072)

Other Income and Expense
   Interest Income                                  -              9              -              -
   Interest Expense                           (19,217)       (19,211)        (6,454)        (6,917)
   Gain/(Loss) on Disposal of Assets            9,813         (6,201)             -              -
   Impairment                                (699,010)             -       (699,010)             -

                                       -------------- -------------- -------------- --------------
NET INCOME/(LOSS)                       $  (1,236,163) $    (659,623) $    (838,943) $    (236,989)
                                       ============== ============== ==============  =============

Earnings Per Share
   Basic & Diluted                      $       (0.07) $       (0.06) $       (0.05) $       (0.02)
                                       ============== ============== ==============  =============

Weighted Average Shares Outstanding:
   Basic & Diluted                         16,517,391     11,934,667     17,661,346     13,421,606
                                       ============== ============== ==============  =============


       See accompanying notes to these consolidated financial statements

                  SILVERADO FINANCIAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOW
                         (Unaudited)

                                                            For the nine months ended    For the three months ended
                                                                     September 30,                 September 30,
                                                                 2004           2003           2004           2003
                                                         -------------- -------------- -------------- --------------

OPERATING ACTIVITIES

  Net loss for the period                                 $  (1,236,163) $    (659,626) $    (838,943) $    (236,989)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization expense                     49,912         11,538         18,214          6,809
       Loss (gain) on sale of marketable securities              (9,813)         6,201                             -
       Common stock issued for services                         153,052        390,519         28,436              -
       Common stock issued for payables and debt                164,308        218,751         17,500        236,700
       Common stock issued for Realty Capital Corporation             -        127,654                             -
       Impairment                                               699,010              -        699,010              -
   Changes in assets and liabilities
       (Increase)/decrease  in accounts receivable                8,081          1,222           (321)         2,972
       (Increase)/decrease  in other assets                      (4,647)             -              -              -
       Increase/(decrease) in accounts payable and accrued
          expenses                                               48,383         42,045         19,632          5,339
       Increase/(decrease) in accrued officer salaries           78,480        (40,000)        53,500        (30,000)
       Increase/(decrease) in accrued interest                   19,217         18,408          6,453          6,917
       Increase/(decrease) in note payable                            -         10,000              -         10,000
                                                         -------------- -------------- -------------- --------------
       Net cash (used in) provided by operating                 (30,180)       126,712          3,481          1,748
activities
                                                         -------------- -------------- -------------- --------------

FINANCING ACTIVITIES
  Net advances (to) from affiliates                             (13,061)             -              -              -
  Proceeds from private placements                               90,350              -         18,000              -
                                                         -------------- -------------- -------------- --------------
       Net cash (used in) provided by financing activities       77,289              -         18,000              -
                                                         -------------- -------------- -------------- --------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                    27,588         10,275              -              -
  Purchase of office equipment                                  (12,000)      (134,271)             -              -
                                                         -------------- -------------- -------------- --------------
       Net cash (used in) provided by investing activities       15,588       (123,996)             -              -
                                                         -------------- -------------- -------------- --------------

INCREASE IN CASH                                                 62,697          2,716         21,481          1,748

CASH, BEGINNING OF PERIOD                                         1,230            561         42,446          1,529
                                                         -------------- -------------- -------------- --------------
CASH, END OF PERIOD                                       $      63,927  $       3,277  $      63,927  $       3,277
                                                         ============== ============== ============== ==============

       See accompanying notes to these consolidated financial statements.

                            SILVERADO FINANCIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in our Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003 and Form 10-QSB for the quarter ended June 30, 2004. The current interim period reported herein should be read in conjunction with our Form 10-KSB subject to independent audit at the end of the year.

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

As shown in the accompanying financial statements, the Company had a net loss of $838,943 for the three months ended September 30, 2004 and a deficit in working capital of approximately $672,519 as of September 30, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2003 expressed substantial doubt about the ability of the Company to continue as a going-concern. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

PROPERTY AND EQUIPMENT

Property and equipment consists of computer equipment, office furniture and is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis the estimated useful lives of the assets at 5 years. Depreciation expense for the quarter ended September 30, 2004 was $7,114. Accumulated depreciation for the quarter ended September 30, 2004 was $38,843.

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

During the fourth quarter of 2004, Silverado Financial began implementing its FinanceCenter Software system, but in doing so, we have found that the software was in need of upgrades in both programming and technology. With that in mind management felt that it was necessary to impair the original valuation of $1,398,00 down 50% to $699,010. As represented by the financials, an entry was made to reduce the original valuation of software from $1,398,020 to $699,010.

Estimated amortization expense on this intangible asset is estimated to be as follows for the years December 31:

       2004          $ 58,252
       2005           233,003
       2006           233,003
       2007           174,761
  ------------    --------------
       Total        $ 699,010
  ============    ==============


Note 4 - ACCOUNTS AND NOTES PAYABLE

Accounts Payable

As of September 30, 2004 we owe our vendors a total of $107,900 of which $74,296 is outstanding payables over ninety days.

Notes Payable

As part of the acquisition of Financial Services Software, we became obligated under a note for $275,000 at 8% per annum, payable monthly, in arrears and amortized over eighteen equal installments of $16,258. Principal and interest payments due under the note will not be paid until we have raised sufficient capital through the sale of stock and /or notes to raise a minimum of four times the monthly payment due. Further, additional monthly payments are abated until we are able to maintain sufficient capital to allow it to remain cash flow positive and continue making the payments. There was $41,047 of accrued unpaid interest at September 30, 2004.

On November 24, 2004, SRD Technologies signed a debt cancellation and release agreement which included the release of any and all liabilities owed to SRD Technologies, the relinquishing of 574,953 shares of Silverado Financial, Inc.
(SLVO) stock, and a payment to be made by SRD Technologies for auditing expenses in the amount of $7,500. On the date of the agreement the 574,953 shares were worth $.05 a share or $28,748. The affect on our books would be the release of debt in the form of a note payable in the amount of $275,000 plus accrued interest of $41,047., the $7,500 payment would reduce our payable to our auditors and there would be a reduction in shares issued and outstanding.

Convertible Notes payable

We have three convertible notes payable totaling $36,000 at 10% per annum maturing during 2004 as a result of our extensions of two convertible notes that were originated during 2002. There was $6,239 accrued unpaid interest at September 30, 2004.

A Schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:

                Original        Extended
 Amount      Maturity Date   Maturity Date         Warrants Outstanding
----------- --------------- ----------------    --------------------------------
  $ 16,000     10/11/03        10/11/04         40,000 shares at $.40 per share
  $ 10,000     11/16/03        11/16/04         25,000 shares at $.40 per share
  $ 10,000      7/23/04         7/23/05         25,000 shares at $.40 per share

All debentures can be converted into common stock for the same amount of shares as their right to purchase the same number of shares through their warrants.

Management is looking to convert these notes to equity in the fourth quarter, but assuming the Company has the ability to make all note payments under their terms commencing October 1, 2003 and does not convert or extend the convertible notes payable, the minimum annual payments are as follows:

   Year              Amount
------------   --------------
   2004             $ 26,000
   2005               10,000
               --------------
                    $ 36,000
               ==============

WAREHOUSE FACILITY

On August 11, 2004 our wholly owned subsidiary, Silverado Mortgage Corporation (formerly Realty Capital Corporation) received approval for a $2,000,000 Mortgage Warehouse and Security Facility . A signed agreement was executed on September 3, 2004 and we started utilizing the warehouse and security facility on November 22, 2004.

Along with the Warehouse Facility comes a Demand Note. The Demand Note, in the event of a default, stipulates that any outstanding balance of warehouse facility can be called at any time inclusive of interest. Per the terms in the Warehouse agreement the Note is subject to mandatory prepayments and is collateralized by the mortgage loans and other predetermined assets.


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

MANAGEMENT'S PLAN OF OPERATION

During the next twelve months our ability to increase the number of offices and revenue will depend on the availability of cash. During the first nine months of 2004, we raised $90,350 from accredited investors through the sale of restricted common stock at 50% discount to market on the day preceding investment. In order to continue to expand operations, we intend to raise additional capital, up to $121,500, through the continued sale of restricted common stock on these terms. We believe that continued increases in revenue will enable us to pay for our current operating expenses and preclude the need to raise any additional amounts in the short term.

We plan to improve our FinanCenter software during the fourth quarter of 2004 as part of our plan to increase the number of sales offices over the next twelve months. On July 27, 2004 we became licensed under the California Department of Corporations as a Consumer Finance Lender through our subsidiary Silverado Mortgage Corporation, formerly Realty Capital Corporation. This license will enable us to add significant numbers of W-2 employees and to expand throughout California in contrast to the current independent contractors who serve under our current California Department of Real Estate license.

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


Results of Operations

Comparison of Quarter Ended September 30, 2004 and 2003

For quarters ended September 30, 2004 and 2003 mortgage commissions and processing revenue was $223,908 and $25,998, respectively. The significant increase in revenues was due to increase in loan origination officers and the establishment of a second office during the second quarter of 2004.

For the quarters ended September 30, 2004 and 2003, direct selling expenses amounted to $199,141 and $20,971, respectively. The increase in these expenses is also attributed to the increase in loan origination officers and the establishment of a second office during the second quarter of 2004.

For the quarters ended September 30, 2004 and 2003, consulting expenses were $20,111 and $222,979, respectively. The decrease is due to initiation of full corporate infrastructure of which the costs are reflected in the increase in general and administrative expenses.

For the quarters ended September 30, 2004 and 2003, general and administrative expenses totaled $131,021 and $5,311, respectively. The expenses incurred during both comparative quarters were for officer salaries, office expenses and consulting fees pertaining to computer systems and administrative work.

Comparison of nine months ended September 30, 2004 and 2003

We did not have a mortgage brokerage operation until May 9, 2003. Revenues during the first nine months of 2004 were $536,691 compared to the $43,823 generated during the nine months of the period during 2003. The significant increase in revenues was due to increase in loan origination officers and the establishment of a second office during the second quarter of 2004

Direct selling expenses for the nine months ended September 30, 2004 were $434,599 compared to $30,152 for the same fiscal period last year and were comprised mostly of sales commissions and referral fees.

Consulting and general and administrative expenses during the nine months ended September 30, 2004 were $618,906 compared to $636,353. The expenses incurred during both comparative quarters were for officer salaries, office expenses and consulting fees pertaining to computer systems and administrative work.

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

On April 15, 2004 we signed a lease for our second office on 2,512 sq. ft. located at 5976 W. Las Positas, Suite 112, Pleasanton, CA 94588. The monthly lease rate is $4,396. The lease has a term of 36 months. Lease payments commenced June 15, 2004.

On April 20, 2004 and in connection with the lease, we acquired furniture, fixtures and equipment in exchange for $12,000. The acquired furniture, fixtures and equipment consist primarily of a digital telephone system, office cubicles, file cabinets, a copier, lamps, chairs and office kitchen appliances.

On September 13, 2004 we signed a three year lease for a new location of our Campbell office. The new office is located at 1686 Dell Avenue, 3rd Floor, Campbell, CA., 95008 and has approximately 6,000 square feet of usable space. The term of the lease is for three years. The monthly rent is for $9,000 per month for the first year, $9,500 per month the second year and $10,000 per month for the third year with a refundable security deposit of $9,000. Lease payments do not commence until November 1, 2004.


Liquidity and Capital Resources

At September 30, 2004 we had $63,927 in cash and $67,251 in current assets. We also had $790,909 in current liabilities. On November 24, 2004, SRD Technologies signed a debt cancellation for the $275,000 note and management is looking to convert the $36,000 of convertible notes in the fourth quarter . In addition, we could probably settle debt to affiliates of $939 and accrued officer salaries of $138,480 for restricted common stock. However, we would still have approximately $273,239 as a working capital deficit.

On February 1, 2004, we began a private placement to accredited investors for $200,000. Subscribers receive shares at a 50% discount to the closing price of SLVO common stock on the day preceding receipt of their subscription agreement and investment. This offering is open only to accredited investors. As of September 30, 2004, we had received $90,350 under this private placement. However, there is no assurance that we will be able to fully subscribe this offering or generate capital sufficient to meet our long-term needs. If we can not meet these requirements, we may not be able to continue as a going concern.

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

SUBSEQUENT EVENTS

On October 24, the Board acknowledged 729,452 shares of Silverado Financial, Inc. stock (SLVO) returned by John Hartman on October 11, 2004. Mr. Hartman turned in the shares to allow the Company the capability to issue more shares for financing transactions and services. Silverado Financial, Inc. owes Mr. Hartman these shares at a future date along with a 5% bonus of 36,472 shares.

On November 24, 2004, SRD Technologies signed a debt cancellation and release agreement which included the release of any and all liabilities owed to SRD Technologies, the relinquishing of 574,953 shares of Silverado Financial, Inc.
(SLVO) stock, and a payment to be made by SRD Technologies for auditing expenses in the amount of $7,500. On the date of the agreement the 574,953 shares were worth $.05 a share or $28,748. The affect on our books would be the release of debt in the form of a note payable in the amount of $275,000 plus accrued interest of $41,047., the $7,500 payment would reduce our payable to our auditors and there would be a reduction in shares issued and outstanding.

On November 24, 2004, John Shebanow signed a general release agreement, which included the relinquishing of any and all shares of Silverado Financial, Inc. held by himself (575,870 shares), friends and family and releases any and all of

Silverado Financial's liability to Mr. Shebanow. On the date of the agreement the 575,870 shares were worth $0.05 a share or $28,794. The affect on our books would be a reduction in accounts payable of approximately $20,660 and a reduction in the number of shares issued and outstanding.


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

On August 11, 2004 our wholly owned subsidiary, Silverado Mortgage Corporation (formerly Realty Capital Corporation) received approval for a $2,000,000 Mortgage Warehouse and Security Facility . A signed agreement was executed on September 3, 2004 and we started utilizing the warehouse and security facility on November 22, 2004.

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

On July 16, 2004, the company was served with a complaint by the State of California, Department of Industrial Relations on behalf of a former contractor for back wages of $10,937.50 and penalties of $288.46 for an indeterminate number. It is management's opinion, that we have meritorious defenses based upon the facts, among others, that claimant was acting as an independent contractor who was paid for services performed and her claims are baseless.

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

ITEM 2. CHANGES IN SECURITIES

On January 13, 2004 the Company issued 55,866 unrestricted shares under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan at a fair value of $10,000 to a consultant for services performed during the previous quarter for assistance with the rescission of San Francisco Funding, Inc.

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

On July 30, 2004 the Board approved the issuance of 109,350 shares to Sean Radetich for shareholders relation services. The services were valued at $10,935 or $.10 per share. The shares were issued under Section 4(2) of the 1933 Securities Act.

On August 26, 2004 the Company issued 240,000 restricted common shares to two accredited investor in a private placement for $12,000 cash. The shares were issued under Section 4(2) of the 1933 Securities Act. On the same date we issued 265,344 shares of unrestricted stock to one consultant under its registered 2004 Officers, Directors, Employees and Consultants Stock Compensation Plan for services in the amount of $35,000.

On September 10, 2004 the Company issued 85,714 restricted common shares to an accredited investor in a private placement for $6,000 cash. The shares were issued under Section 4(2) of the 1933 Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

A Form 8-K was filed on November 15, 2004, reported in Section 5, Item 5.02 for Departure of Directors or Principles Officers; Election of Directors; Appointment of Principle Officers pertaining to the resignation of Al Golusin as Chief Financial Officer, Chairman and Director of the Registrant.

A Form 8-K was filed on December 1, 2004, reported Section 1 Item 1.01 for Entry into a Material Definitive Agreement. This pertains to the Debt Cancellation and General Release Agreement signed by SRD Technologies. Details can be referenced in the Subsequent Events section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO FINANCIAL, INC.

 /s/ John E. Hartman
 -------------------------------------
Date: December 22, 2004
By: John E. Hartman
President, Chief Executive Officer & Interim Chief Financial Officer