Form 10KSB
period 2004-12-31
SILVERADO FINANCIAL INC
filed 2005-04-12
CIK 1032405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

         5976 W. Las Positas Boulevard. Suite 116, Pleasanton, CA 94588
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for the year ended December 31, 2004 were $919,930

The approximate aggregate market value of Common Stock shares held by non-affiliates of the Registrant on December 31, 2004 was based on 17,493,963 total outstanding shares less shares held by affiliates for a total of non-affiliated shares and a closing price of $0.25 per share on December 31, 2004.

On December 31, 2004, the Registrant had outstanding 18,216,697 shares of Common Stock, $0.001 par value.

silveradofinancial
5976 West Las Positas Boulevard, Suite 116
Pleasanton, California 94588-8506
PH: 925.227.1500 FX: 925-227-1501




To the Shareholders of Silverado Financial, Inc,


It has been a busy year for all of us here at Silverado Financial and Silverado Mortgage.

We doubled the size of our Campbell, California office when we relocated our Corporate offices to Pleasanton, California and are already out of space. The new Phoenix, Arizona office is open with ten Advisors and eight telemarketers and Duane Sherry is hiring new salespeople as quickly as he can.

Silverado is currently lending in California, brokering loans in Colorado and is working to complete licensing in the Western United States.

The first loans have been submitted and closed on the warehouse line. Management has cleaned up the balance sheet and added to the book value of the firm. Revenue for 2004 was significantly higher than 2003 and 2005 looks extremely strong.

The warehouse line represents a significant achievement for the management of Silverado and completes the foundation for future growth. Silverado, as lender, anticipates generating even greater revenue stability and increased EPS through the additional fees attributable to each transaction.

Silverado's licensing doesn't sound exciting but it really is! Every new license Silverado is approved for is a new market with which it can begin marketing its products. To prepare the Company for the rapid growth projected in 2005 Management has been preparing mortgage banking licensing applications for Arizona, Colorado, Nevada, Utah, Washington and Oregon. It is anticipated that these applications will be approved by the end of the first quarter of 2005.

The board of directors has approved the 2005-operating plan and the Company anticipates growth on a level with 2004.

All in all it's been a good year for the Company and we look forward to 2005.

My sincere hope is that you will remain shareholders and spread the word about Silverado.


Cordially,


John E. Hartman
Chief Executive Officer
Silverado Financial, Inc.

                             TABLE OF CONTENTS PAGE

PART I
ITEM 1.  DESCRIPTION OF BUSINESS ......................................................4

ITEM 2.  PROPERTIES ..................................................................18

ITEM 3.  LEGAL PROCEEDINGS ...........................................................18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................19


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...19

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION ..............................................21

ITEM 7.  FINANCIAL STATEMENTS ........................................................23

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................................40

ITEM 8A. CONTROLS AND PROCEDURES .....................................................40


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................40

ITEM 10. EXECUTIVE COMPENSATION ......................................................42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............43

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS ........................43

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................................43

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................................44

ITEM 15. SIGNATURES ..................................................................45

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background of the Company

Silverado Financial, Inc. (the "Company", "We", "Us" and "Our") is incorporated under the laws of the State of Nevada and based in Pleasanton, California in the East San Francisco Bay Area. The Company provides first and second mortgage products to borrowers in California and Colorado through its operating subsidiary, Silverado Mortgage Corporation (SMC).

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

In November 2002, the Company acquired Financial Software, Inc. as the first part of its strategy to enter the lucrative consumer finance sector. In May of 2003 the Company acquired Realty Capital Corporation, a California based mortgage brokerage, and renamed the wholly owned subsidiary Silverado Mortgage Corporation in August of 2004.

During 2004 the company had two wholly owned subsidiaries.

      *     Financial Software, Inc. ("FSI");
      *     Silverado Mortgage Corporation ("SMC");

Silverado acquired Financial Software, Inc. on November 19, 2002 in a share for share exchange basis for 4,400,000 shares of common stock. Financial Software, Inc. (FSI), a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing websites. Silverado acquired FSI in order to gain access to certain proprietary software products owned by FSI which we intend to further develop and extend into a comprehensive back office platform necessary to accomplish managements business objectives.

On May 9, 2003, Silverado acquired Realty Capital Corporation in exchange for 729,452 shares of restricted common stock from John E. Hartman, the President and Chief Executive Officer of the Company and a director. The Company was renamed Silverado Mortgage Corporation in August of 2004. SMC operates as a mortgage brokerage and mortgage banking company licensed by the California Department of Real Estate and by the California Department of Corporations as a Consumer Finance Lender. SMC generated all of the Company's 2004 revenue through its offices in Campbell and Pleasanton, California and Phoenix Arizona.

In addition to continuing, and expanding, the operation of SMC, other activities have consisted of developing the business plan, obtaining a warehouse line of credit, raising capital, business plan implementation and recruiting and training sales people. For the year ending December 31, 2004, the Company had revenues of $919,930, and has expensed operating costs in the amount of $1,590,650. Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers, directors and certain key vendors accepting restricted common stock for their services.

BUSINESS OF THE ISSUER

General

Silverado Financial Incorporated is a mortgage banking company focused on providing non-prime borrowers, individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, with access to capital for the purchase and refinancing of one to four-family residential properties. The Company originates mortgage loans, which include fixed and adjustable-rate loans, for purposes such as debt consolidation, refinancing, education, home improvement and real estate purchase.

As the primary aspect of the Company's business and finance strategy, Silverado sells its loans to third-party investors (correspondent investors) in the secondary mortgage market. Presently the Company sells its loans through whole loan sales to correspondent investors, but as the Company grows it will dispose of its loan production through a combination of whole loan sales and securitization.

The Company's mortgage business has two principal components. First, Silverado makes mortgage loans to individual borrowers. Each loan is a cash and expense outlay for the Company, because its total cost incurred in originating a loan exceeds the fees it collects at the time it originates the loan. At the time of origination, Silverado either finances the loan by borrowing under a warehouse line of credit, or acts as an agent and brokers the loan to another mortgage lender. Second, the Company sells the loans on a whole-loan basis, and uses the net proceeds from these transactions to repay its warehouse lines of credit and for working capital.

Silverado currently operates 2 offices in California, corporate headquarters and retail sales office in Pleasanton, California, a sales office in Campbell, California and a sales office in Phoenix, Arizona.

Additionally, management is in negotiations with several groups of Lending Advisors in Los Angeles, California, Denver, Colorado and Boise, Idaho. Silverado is currently applying for licensure as a mortgage banker in the following states: Arizona, Colorado, Utah, Nevada, Washington, Oregon and Idaho.

Because of Silverado's focus on the Non-Prime borrower, and the subsequent growth of that market segment, the Company is largely insulated from interest rate increases unlike many of its competitors in the highly sensitive Prime "A" paper market segment.

Warehouse Facility

On August 11, 2004 the Company's wholly owned subsidiary, Silverado Mortgage Corporation (formerly Realty Capital Corporation) received approval for a $2,000,000 Mortgage Warehouse and Security Facility. A signed agreement was executed on September 3, 2004 and SMC began utilizing the warehouse and security facility on November 22, 2004.

Along with the Warehouse Facility comes a Demand Note. The Demand Note, in the event of a default, stipulates that any outstanding balance of warehouse facility can be called at any time inclusive of interest. Per the terms in the Warehouse agreement the Note is subject to mandatory prepayments and is collateralized by the mortgage loans and other predetermined assets.

The $2 million warehouse line provides Silverado with the ability to potentially fund more than $10 million per month in loans and in excess of $120 million per year. The number of times that Silverado is able to "roll" its warehouse line is a critical metric with which to measure efficiency of the underlying operation. By having a more efficient loan process, through the use of a technology backbone, Silverado is able to streamline the packaging, submission, underwriting and funding and thereby decrease the "dwell time" of the loan on the warehouse line. The "dwell time" is the number of days that a loan is on the line and not sold to a third party investor. The lower the dwell time the lower the interest expense for using the warehouse line capital, this translates into a higher profit on a per-loan-basis.

Recent Operating Highlights


Management achieved several significant operational milestones during 2004, including the following:

o     Grew revenue to approximately $1mm approximately 10 x 2003 revenue
o     Established Silverado as a Mortgage Bank with a $2mm Warehouse Line
o     Tripled the size of the Campbell office
o     Expanded into Pleasanton, California
o     Created a Spanish/Latino hub operation
o     Expanded into Phoenix, Arizona
o     Established 12 new Correspondent Relationships
o     Continual Quarter-Over-Quarter growth in excess of 1.5x
o     Acquired Software Platform Upgraded and Operational
o     Developed and Implemented proprietary training program
o     Hired and trained 50+ new Lending Associates
o     Year-End 2004 Originations of approximately $75mm

Strengths and Competitive Advantages

We believe that we have several strengths and competitive advantages that allow us to compete effectively in our business, including:

      o Low Interest Rate Sensitivity: Due to Silverado's focus on the non-prime borrower, and the subsequent growth of that market, Silverado is largely insulated from increases in interest rates.

      o Performance-Based Compensation Structure. Our compensation structure helps keep fixed costs at a minimum and allows us to weather industry down-turns.

      o Proprietary Training Program. We have developed and implemented a proprietary training program, which broadens the hiring pool and helps to accelerate internal growth.

      o Position as a Direct Lender. As the industry consolidates Silverado's position as a direct lender helps it to attract employees and insulates it against the proposed regulatory changes


Competition

We face competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Other financial institutions have gradually expanded their lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation, and asset backed commercial paper facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. In 2004, the most significant form of competition was pricing pressure among mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share.

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

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements, and restrictions on our business.

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

Compliance, Quality Control and Quality Assurance

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We also maintain policies and procedures, summaries and checklists to help our origination personnel comply with these laws.

Licensing

As of December 31, 2004, we were licensed in California under the California Department of Real Estate (DRE) and under the California Department of Corporations (DOC) as a Consumer Finance Lender (CFL). This approval by the Department of Corporations has enabled Silverado to hire W-2 employees to act as Lending Advisors instead of licensed real estate agents. This will allow us to pay lower commissions and hire from the significantly larger pool of available sales professionals who are not licensed by the DRE.

We are currently in the process of gaining licensure in Arizona and anticipate completing licensing in the Western United States by the end of fiscal 2005.

Regulatory Developments

During 2004, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection.

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

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent, otherwise it would have expired at the end of the year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory compliance costs on us and reduce the effectiveness of our marketing programs.

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

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws,  enacted in 1991 and 1994,  respectively,  are  designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws; such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted `do-not-call' registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During this same time, over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

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

      o We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features. Appraisers are paid by the borrower either at closing or from the borrowers own funds regardless of whether or not the loans are closed.

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

Employees

At December 31, 2004, Silverado Financial and its subsidiary companies employed approximately 100 individuals and contract employees. As is standard practice in the industry, we also have Lending Advisors working outside the company offices as independent contractors. We have no collective bargaining agreements. We believe that our relations with our employees are satisfactory.

Available Information

We make available, free of charge, on the Investor Relations Section of our Website (http:/www.silveradofinancial.com/investors.htm) a link to the Securities and Exchange Commission Web Site where all of the Company's filings may be found.

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

Silverado's earnings may decrease because of increases or decreases in interest rates.

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

      o When and if we securitize loans, the value of residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on the London Inter-Bank Offered Rate ("LIBOR"). This is because the interest on the underlying mortgage loans is based on fixed rates payable on the loans for the first o two or three years while the bondholders are generally paid based on an adjustable LIBOR-based yield. An increase in LIBOR reduces the net income we would receive from, and the value of, these mortgage loans and residual interests.

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

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of any residual interests. If prepayments were greater than expected, the cash we would receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also have a negative effect on the value of any servicing portfolio.

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

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a "high-cost" loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our planned activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower's ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any loan labeled as a "high cost" loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, many lenders and secondary market buyers refused to finance or purchase Georgia loans. As a result, many companies were forced to cease providing mortgages in Georgia until the law's amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 ("New Jersey Home Ownership Act of 2002"), and in New Mexico, as of January 1, 2004 ("New Mexico Home Loan Protection Act"), that have impacted origination of loans in those states. The potential long-term reduction in loans in New Jersey and in New Mexico could be quite severe. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may as a consequence be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage-lending practices. Passage of such laws could increase compliance costs, reduce fee income and reduce origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

Currently, we are licensed to originate mortgage loans only in California, however we are in the process of applying for licenses to generate loans in Arizona, Nevada, Utah, Idaho, Oregon and Washington, and when licensed we will be forced to comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

The amount of financing we may receive under any warehouse and aggregation-financing agreements depends in large part on the lender's valuation of the mortgage loans that secure the financings. Asset-backed commercial paper facilities have similar provisions. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects.

We face competition that could adversely affect our market share and our revenues.

We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of there purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

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

We may intend to use various derivative financial instruments to provide a level of protection against changes in interest rates, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we may use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

The  complex  federal,   state  and  municipal  laws  governing   loan-servicing
activities could increase our exposure to the risk of noncompliance.

We intend to service the loans we originate on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, some individual municipalities have begun to enact laws that restrict loan-servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

Any non-prime loans we originate will generally have higher delinquency and default rates, which could result in losses on loans that we are required to repurchase.

Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales our risk of delinquency typically only extends to the first payment, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We are required to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be materially harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

There are controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from whom we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender. The FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account.
Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

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

We are dependent on our account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves Silverado, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that the third parties on which we rely will adequately address them. The occurrence of any failures or interruptions could have a material adverse effect on our results of operations, financial condition and business prospects.

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

We are also subject to Nevada General Corporation Law, which could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

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

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2004 DL Pacific Center LP ("DL Pacific") filed a lawsuit for $40,444 plus costs and attorney's fees against us in San Diego County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to DL Pacific's lease with SFF by accepting the benefits of such lease and by negotiating with DL Pacific for amendments to the lease. Silverado has agreed to settle the lawsuit.

On March 9, 2004 Robert E. Vener ("Vener") filed an amendment to his lawsuit for $7,500 per month from November 2003 to March 2006 plus costs and attorney's fees against us in Marin County Superior Court. The suit alleges that, after we purchased San Francisco Funding, Inc. ("SFF") in November 2003, we assumed SFF's obligations pursuant to Vener's lease with SFF by stating and representing to Vener that we would be responsible for any amounts due from SFF pursuant to the lease, and that Vener relied on our representations by allowing SFF to remain on the premises following SFF's default in the payment of rent on the lease. We have agreed to settle the suit.

We have filed a cross-complaint against SFF and its major stockholder(s) Mr. and Mrs. Daniel Selis, for indemnity for the cost of defending the Veneer lawsuit, and punitive damages resulting from breach of contract, fraud and/or interference with our advantageous business relationships because of: (1) SFF's material breaches of the SFF stock purchase agreement and SFF's material misrepresentations to us of SFF's liabilities and obligations, (2) SFF's written false statements to its creditors that we had assumed their debts, and (3) SFF's forwarding of its phone calls tour offices and directing their creditors to call our offices concerning payment of their liabilities and obligations.

On May 12, 2004 The Subway. Com filed for Arbitration for $60,000 plus interest against us in the state of Florida. The suit claims breach of contract for stock promotion services. The Company believes it has meritorious defense and that no contract was ever consummated.

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

On November 24, 2004, SRD Technologies signed a debt cancellation and release agreement which included the release of any and all liabilities owed to SRD Technologies, the relinquishing of 574,953 shares of Silverado Financial, Inc.
(SLVO) stock, and a payment to be made by SRD Technologies for auditing expenses in the amount of $7,500. On the date of the agreement the 574,953 shares were worth $.05 a share or $28,748. The affect on our books would be the release of debt in the form of a note payable in the amount of $275,000 plus accrued interest of $41,047. the $7,500 payment would reduce our payable to our auditors and there would be a reduction in shares issued and outstanding.

On November 24, 2004, John Shebanow signed a general release agreement, which included the relinquishing of any and all shares of Silverado Financial, Inc. held by himself (575,870 shares), friends and family and releases any and all of

Silverado Financials liability to Mr. Shebanow on the date of the agreement the 575,870 shares were worth $0.05 a share or $28,794. The affect on our books would be a reduction in accounts payable of approximately $20,660 and a reduction in the number of shares issued and outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

General

The Company has an authorized capitalization of 20,000,000 shares of common stock and 1,000,000 shares of preferred stock, $0.001 par value per share of which 18,216,697 were issued and outstanding at December 31, 2004.

Market Information

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SLVO". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                  2004
                                             Low               High
-------------------------------------------------------------------------------
                  Fourth Quarter (1)         $ 0.040           $ 0.380
                  Third Quarter  (1)         $ 0.070           $ 0.330
                  Second Quarter (1)         $ 0.100           $ 0.240
                  First Quarter  (1)         $ 0.140           $ 0.280


                  2003
                                             Low               High
-------------------------------------------------------------------------------
                  Fourth Quarter (1)         $ 0.150           $ 0.420
                  Third Quarter  (1)         $ 0.100           $ 0.220
                  Second Quarter (1)         $ 0.150           $ 0.210
                  First Quarter  (1)         $ 0.200           $ 0.350

                  2002
                                             Low               High
-------------------------------------------------------------------------------
                  Fourth Quarter (1)         $ 0.100           $ 0.900
                  Third Quarter  (1)         $ 0.110           $ 0.600
                  Second Quarter (1)         $ 0.110           $ 0.275
                  First Quarter  (1)         $ 0.080           $ 0.300


      (1)   As adjusted by the April 29, 2003 five for one rollback.

On March 10, 2000 the Company's common shares began trading on the Berlin and Frankfurt Stock Exchanges in Germany under the symbol "919335".

Holders

The Company estimates that there are approximately 2200 shareholders of record of the Company's Common Stock and approximately 300 additional shareholders holding Common Stock in street name.

Recent Sales of Unregistered Securities

At December 31, 2004 we had $19,608 in cash and $821,577 in total assets. We also had $467,071 in total liabilities down from $657,889 in 2003. On November 24, 2004, SRD Technologies signed a debt cancellation for the $275,000 note and management anticipates executing on its right to convert some $36,000 in convertible notes currently outstanding. Through the cancellation of the $275,000 debt and the conversion of the aforementioned $36,000 in convertible notes Silverado's has all but eliminated its long and short-term debt obligations. In addition, Silverado anticipates settlement of $939.00 in debt to affiliates and elimination of accrued officer salaries of $138,480 through the conversion of the $138,480 into an equal amount of restricted common shares.

On February 1, 2004, Silverado opened a $200,000 private placement to accredited investors. Subscribers receive shares at a 50% discount to the closing price of SLVO common stock on the day preceding receipt of their subscription agreement and investment. This offering is open only to accredited investors. As of December 31, 2004, we had received $173,350 under this private placement.

We believe that we have sufficient capital and resources to support operations through the remainder of 2005. However, we do not believe that we will be able to successfully implement our long term plans without raising additional capital. We anticipate that the capital requirements for the balance of the period ending December 31, 2005 will require that additional cash be raised from external sources. We believe that this requirement will be met by cash equity investments.

Dividends

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business. Payment of cash dividends in the future will be wholly dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by them. It is not likely that cash dividends will be paid in the near future.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

THIS REPORT (AND ESPECIALLY THIS SECTION) CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "PLANS" "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF THE COMPANY"S DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND THE COMPANY'S ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE RISK FACTORS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-KSB ARE AMONG THOSE FACTORS THAT IN SOME CASES MAYAFFECT THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUBJECT TO THE ABOVE QUALIFICATIONS AND SUCH RISK FACTORS, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF MANAGEMENT'S PLAN OF OPERATIONAND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.

Silverado Financial, Inc., operates as a mortgage bank, and as the marketing and service organization to coordinate the activities of the Company's retail hub offices, spoke offices, subsidiary companies and strategic partners. Silverado will oversee the compliance, accounting, human resources, technology, help facilitate cross selling and branding, and control and monitor the experience of its retail and on-line clients. Silverado generates and controls the leads it provides its Advisors and Associates and has focused its growth strategy on creating unique proprietary lead flow.

By the December 31, 2006 Silverado will expand to operate five (5) retail hub offices across the United States located in Campbell and Pleasanton, California, Phoenix, Arizona, Denver, Colorado and Boise, Idaho.

Each hub shall contain approximately 100 employees including telemarketing, Advisors, Associates, Loan Processors, a Sales Manager, Branch Manager and Telemarketing Manager. The Company currently operates hubs in San Jose, California and Phoenix, Arizona. By second quarter of 2005 it will open the Denver, Colorado Hub.

Each Hub will manage as many spoke office as are reasonable without over saturating the market. The San Jose, California Hub currently has a spoke in Pleasanton, California and plans to open one in Martinez California in the first quarter of 2005. Each spoke contains 10 to 20 Lending Advisors, a Loan Processor and a Branch Manager.

Management has begun to create the operational and technological infrastructure to connect each hub and spoke office ensuring a controlled flow of information, technology, and products through the mortgage bank for delivery to the desk of the Lending Advisor or Associate. Consistent net income will be achieved by making the Lending Advisor a conduit for the products and offerings of the Company so that delivery is consistent and a high level of service is achieved. Silverado anticipates that approximately 75% of its brokerage and banking revenue will come from internal loan products where Silverado acts as lender and that the remaining 25% will come from externally brokered loan products.

The departmental structure for Silverado Financial, Inc. will include:

      o     Corporate
      o     Marketing o Finance
      o     Compliance

      o     Human Resources
      o     Technology
      o     Banking
      o     Education and Training (Silverado University)

Necessary steps to be taken in 2005 include:

      1.    Fully staff the Phoenix, Arizona hub by April 1, 2005

      2. Open and begin staffing the Denver, Colorado hub by September 1, 2005.

      3.    Open and begin staffing the Boise, Idaho hub by December 1, 2005.

      4. Focus hub expansion on the Western United States due to the rapid growth within these western states.

      5.    Create additional venues for lead generation.

      6. Presently our Pleasanton, California office has a mixed focus on the Spanish speaking market. We see great opportunity in the Spanish speaking market and anticipate expanding Pleasanton's Spanish speaking workforce into a complete department or freestanding office of approximately 40-60 Spanish speaking Loan Advisors and 15-25 Spanish-speaking Telemarketing Associates. Opening a solely Latino/Hispanic hub office would probably be in the Central valley area of California, have Spanish speaking Telemarketers, Lending Advisors and Loan Processors, have all forms and documents printed in Spanish and actively pursue the Hispanic and Latino communities in the Western United States.

      7. Formalize the Silverado training program and make it available to teach in all hub offices.

      8. Obtain or renew mortgage-banking licenses in California, Arizona, Nevada, Oregon Washington, Utah, Colorado, Idaho and New Mexico.

      9. Develop and implement incentive program for Managers, Advisors and Associates to promote internal loan sales and minimize brokered product.

      10. Develop correspondent relationships to fill gaps in our current product offering mix

      11.   Complete website and software development-phase II


Hub Offices

Each hub office should be a stand-alone profit center. Hub Manager's are responsible for the profit, morale, expansion, etc. of their hub as well as achieving a minimum internal growth rate of 20%. Hub Manager's will report directly to Corporate Management at Silverado Financial, Inc. and layers of management will be kept thin, and communication should be open and easy. The Hub Managers will also be responsible for the creation and management of spoke offices in their area of operation.

Corporate management has allowed each Hub to operate autonomously, keeps a close eye on goals and growth, and helps to facilitate communication between corporate-to-hub, as well as hub-to-spoke operations.

Recruiting
            Recruiting and training are the backbone of Silverado's internal growth strategy and as such the Company intends to continue the following strategies in its recruiting program.

      1.    Hire untrained personnel and train in the Silverado way.
      2.    Promote managers developed within the Company.
      3. Ensure that all new hires start as Telemarketing Associates and control the entire training process.

Training

      Continue to expand and implement Silverado University, our proprietary training program Implement the new classroom training program and mandate that all managers and corporate officers participate as teachers.

      Expand the number of Senior Advisors/Mentors the Company has to facilitate projected growth.

Horizontal Integration

      Silverado's target customer is the non-prime borrower, as such Silverado intends pursue opportunities for expansion by providing additional services to this market segment.

            i.    Non-prime auto loans
            ii.   Non-prime banking
            iii.  Secured Short-Term Consumer Finance Loans
            iv.   Hard Money Real Estate Loans


ITEM 7. FINANCIAL STATEMENTS

                            Silverado Financial, Inc.

                    Audited Consolidated Financial Statements

              For the Years Ended December 31, 2004, 2003 and 2002


                                Table of Contents

Report

Report of Independent Accountants .............   1

Audited Financial Statements

Consolidated Balance Sheets ...................   2
Consolidated Statements of Income .............   4
Consolidated Statements of Stockholders' Equity   5
Consolidated Statements of Cash Flows .........   7
Consolidated Notes to Financial Statements ....   9

[LETTERHEAD OF SALLMANN,                                 PERCY S. YANG, CPA, ABV
 YANG & ALAMEDA]                                        KATHLEEN M. ALAMEDA, CPA
                                                             DEBRA K. DOBLE, CPA
                                                        LOUISE SALLMANN (RETIRED
                                                            ____________________
                                                            J. LORI BATEMAN, CPA
                                                              CYNTHIA BROWN, CPA
                                                   JENNIFER D. CASTELLUCCIO, CPA
                                                         KAYLEEN J. CLEMENS, CPA
                                                            MARION E. LEACH, CPA
                                                           MICHAEL R. RAMIL, CPA
                                                              ARTHUR ROMERO, CPA
                                                             JOHN ROSEHTNAL, CPA
                                               GEORGEAN M. VONHEEDER-LEOPOLD, EA
                                                            DANIEL J. PAYNE, CPA


                        Report of Independent Accountants


To The Board of Directors and Stockholders of
Silverado Financial, Inc.
Pleasanton, California


We have audited the accompanying consolidated balance sheets of Silverado Financial, Inc. (a Nevada Corporation) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Silverado Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sallmann, Yang & Alameda
---------------------------------
    SALLMANN, YANG & ALAMEDA
    An Accountancy Corporation


Pleasanton, California
April 6, 2005

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                   December 31,
                                                2004           2003
                                            --------------------------
Assets
Current assets
  Cash ..................................   $    19,608    $     1,230
  Accounts receivable ...................        16,886         11,405
  Stock receivable ......................         7,857             --
  Investments ...........................            --         17,775
Prepaid expenses ........................        10,924             --
                                            --------------------------
Total current assets ....................        55,275         30,410

Furniture and equipment
  Furniture and equipment ...............       149,971        134,271
  Intellectual property .................       699,010             --
  Accumulated depreciation and
    amortization ........................     (104,576)       (17,901)
                                            --------------------------
Total furniture and equipment ...........       744,405        116,370

Other assets
  Deposits ..............................        21,897          6,900
  Other intangibles .....................            --      1,398,020
                                            --------------------------
Total other assets ......................        21,897      1,404,920
                                            --------------------------
Total assets ............................   $   821,577    $ 1,551,700
                                            ==========================


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                    December 31,
                                                 2004            2003
                                             ----------------------------
Liabilities and stockholders' equity
Current liabilities
  Accounts payable .......................   $     55,870    $    244,821
  Notes payable - other ..................         25,000              --
  Notes payable - shareholders ...........         43,767              --
  Due to affiliates ......................             --          74,000
  Payroll taxes payable ..................         86,297              --
  Income taxes payable ...................          2,400              --
  Accrued wages ..........................        206,432              --
  Accrued liabilities ....................         11,305          28,068
  Convertible notes ......................         36,000          36,000
                                             ----------------------------
Total current liabilities ................        467,071         382,889

Long-term debt
  Notes payable ..........................             --         275,000
                                             ----------------------------
Total long-term debt .....................             --         275,000
                                             ----------------------------
Total liabilities ........................        467,071         657,889

Stockholders' equity
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and oustanding .......             --              --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   18,216,697 shares issued and oustanding         18,217          14,839
  Deferred compensation ..................             --         (16,000)
  Additional paid in capital .............     10,889,713      10,455,513
  Accumulated deficit ....................    (10,553,424)     (9,560,541)
                                             ----------------------------
Total stockholders' equity ...............        354,506         893,811
                                             ----------------------------
Total liabilities and stockholders' equity   $    821,577    $  1,551,700
                                             ============================


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                        Consolidated Statements of Income


                                                    For the Years Ended December 31,
                                                   2004           2003           2002
                                               -----------------------------------------
Income
  Net sales ................................   $   903,067    $   115,823    $     7,500
  Cost of sales ............................       320,563         91,016             --
                                               -----------------------------------------
Gross profit ...............................       582,504         24,807          7,500

Operating expenses
  Research and development .................            --             --         (9,184)
  Intellectual property impairment .........       389,753             --        276,250
  Selling, general and administrative
   expenses ................................    1,114,222        910,565        136,587
  Depreciation and amortization ............        86,675         18,537             --
                                               -----------------------------------------
Total operating expenses ...................     1,590,650        929,102        403,653
                                               -----------------------------------------
Operating loss .............................    (1,008,146)      (904,295)      (396,153)

Other income (expense)
  Interest income ..........................            --              9             --
  Other income .............................        33,378             --             --
  Loss on sale of investments ..............            --         (6,201)            --
  Loss on sale of equipment ................            --         (1,269)            --
  Interest expense .........................       (16,515)       (26,304)        (6,820)
                                               -----------------------------------------
Total other income (expense) ...............        16,863        (33,765)        (6,820)
                                               -----------------------------------------

Loss before income taxes ...................      (991,283)      (938,060)      (402,973)
Income tax expense .........................         1,600             --             --
                                               -----------------------------------------
Net loss ...................................   $  (992,883)   $  (938,060)   $  (402,973)
                                               =========================================

Loss per share (basic) .....................   $     (0.05)   $     (0.07)   $     (0.06)
                                               =========================================

Loss per share (dilutive) ..................   $     (0.05)   $     (0.07)   $     (0.06)
                                               =========================================


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003


                                                                                 Additional
                                                        Common Stock              Paid-in        Deferred       Accumulated
                                                   Shares          Amount         Capital      Compensation       Deficit
                                               --------------------------------------------------------------------------------
Balance at December 31, 2002                      5,739,408    $      5,739    $  8,475,587    $         --    $ (8,219,508)

Shares issued for services                          260,592             261          54,937
Shares issued for Financial Software, Inc.        4,400,000           4,400       1,085,503
Net unrealized holding gain on available for
  sale securities
Net loss                                                                                                           (402,973)
                                               --------------------------------------------------------------------------------

Balance, December 31, 2002                       10,400,000    $     10,400    $  9,616,027    $         --    $ (8,622,481)

Net unrealized holding (loss) on
securities available held for sale
Shares issued for cash                              186,666             186          13,814
Shares issued for payables                          566,367             566         170,109
Shares issued for services                        2,770,635           2,771         493,408    $    (16,000)
Shares issued for Realty Capital Corporation        729,452             730         126,924
Shares issued for debt                              248,372             248          51,853
Cancellation of shares                              (62,000)            (62)        (16,622)
Net loss                                                                                                           (938,060)
                                               --------------------------------------------------------------------------------

Balance, December 31, 2003                       14,839,492          14,839      10,455,513         (16,000)     (9,560,541)

                                               Net Unrealized
                                               Holding Loss on     Total
                                                Available for  Stockholders'
                                               Sale Securities     Equity
                                               ------------------------------
Balance at December 31, 2002                   $     (7,476)   $    254,342

Shares issued for services                                           55,198
Shares issued for Financial Software, Inc.                        1,089,903
Net unrealized holding gain on available for
sale securities                                      14,875          14,875
Net loss                                                           (402,973)
                                               ----------------------------

Balance, December 31, 2002                     $      7,399    $  1,011,345

Net unrealized holding (loss) on
securities available held for sale                   (7,399)         (7,399)
Shares issued for cash                                               14,000
Shares issued for payables                                          170,675
Shares issued for services                                          480,179
Shares issued for Realty Capital Corporation                        127,654
Shares issued for debt                                               52,101
Cancellation of shares                                              (16,684)
Net loss                                                           (938,060)
                                               ----------------------------

Balance, December 31, 2003                               --         893,811


All shares reflect reverse stocksplit 5:1 effective April 29, 2003.

See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                 For the Years Ended December 31, 2004 and 2003


                                                                                   Additional
                                                           Common Stock             Paid-in         Deferred      Accumulated
                                                      Shares         Amount         Capital       Compensation      Deficit
                                                  ------------------------------------------------------------------------------
Balance, December 31, 2003 (from previous page)     14,839,492    $     14,839    $ 10,455,513    $    (16,000)   $ (9,560,541)

Shares issued for cash                               1,642,700           1,643         115,857
Shares issued for payables                             944,890             945         158,256
Shares issued for services                           1,980,889           1,981         225,754          16,000
Shares loaned to Company                              (729,452)           (729)        (43,038)
Cancellation of shares                                (461,822)           (462)        (22,629)
Net loss                                                                                                              (992,883)
                                                  ------------------------------------------------------------------------------

Balance, December 31, 2004                          18,216,697    $     18,217    $ 10,889,713    $         --    $(10,553,424)
                                                  ==============================================================================

                                                   Net Unrealized
                                                   Holding Loss on      Total
                                                    Available for    Stockholders'
                                                   Sale Securities     Equity
                                                  -------------------------------
Balance, December 31, 2003 (from previous page)     $         --   $    893,811

Shares issued for cash                                                  117,500
Shares issued for payables                                              159,201
Shares issued for services                                              243,735
Shares loaned to Company                                                (43,767)
Cancellation of shares                                                  (23,091)
Net loss                                                               (992,883)
                                                  -------------------------------

Balance, December 31, 2004                          $         --   $    354,506
                                                  ===============================

All shares reflect reverse stocksplit 5:1 effective April 29, 2003

See accompanying notes and accountants' report

                                     Silverado Financial, Inc.

                               Consolidated Statements of Cash Flows

                                                          For the Years Ended December 31,
                                                           2004            2003            2002
                                                      --------------------------------------------
Operating activities
  Net loss                                            $   (992,883)   $   (938,060)   $   (402,973)
  Adjustments to reconcile net loss to
   cash flows from operating activities:
  Depreciation and amortization                             86,675          18,537              --
  (Gain) loss on sale of marketable securities              (9,813)          6,201              --
  Loss on sale of equipment                                     --           1,268              --
  Intellectual property impairment                         389,753              --         276,250
  Stock for services and payables                          385,594         650,854          55,198
  Other non-cash adjustments                                10,801              --              --
  (Increase) decrease in:
   Accounts receivable                                      (5,481)         33,648         (12,627)
   Prepaid expenses                                        (10,924)             --             300
   Deposits                                                (14,997)            292          (6,899)
  Increase (decrease) in:
   Accounts payable                                       (188,951)        148,433          (1,880)
   Due to affiliates                                       (74,000)         19,000          55,000
   Payroll taxes payable                                    86,297              --              --
   Income taxes payable                                      2,400              --              --
   Accrued wages                                           206,432              --              --
   Accrued liabilities                                     (16,763)         24,976           3,092
                                                      --------------------------------------------
Net cash used in operating activities                     (145,860)        (34,851)        (34,539)

Investing activities
  Proceeds from the sale of investments                     27,588          10,275              --
  Accounts payable converted to notes payable - other       25,000              --              --
  Cash received in acquisition of Silverato Mortgage
  Corporation (formerly Reality Capital Corporation)            --           1,245              --
  Purchases of equipment                                   (15,700)             --              --
                                                      --------------------------------------------
Net cash provided by investing activities                   36,888          11,520              --

Financing activities
  Proceeds private placements - stock                      111,350          14,000              --
  Deferred compensation                                     16,000              --              --
  Proceeds from convertible notes                               --          10,000          26,000
                                                      --------------------------------------------
Net cash provided by financing activities                  127,350          24,000          26,000

Net increase (decrease) in cash                             18,378             669          (8,539)
Cash at beginning of year                                    1,230             561           9,100
                                                      --------------------------------------------
Cash at end of year                                   $     19,608    $      1,230    $        561
                                                      ============================================


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                                                      For the Years Ended December 31,
                                                        2004           2003       2002
                                                    -------------------------------------
Supplemental disclosure of cash flow information:
Interest expense                                    $        --    $    26,304  $    6,820

Stock receivable for decrease in valuation
  of software purchased with Financial
  Software, Inc.                                          7,857


Supplemental disclosure of non-cash
  investing and financing activities:
Issuance of 4,400,000 common shares to
  purchase Financial Software, Inc.                                              1,089,903

Issuance of 729,452 common shares to
  John E. Hartman to purchase Silverado Mortgage
  Corporation, formerly Realty Capital Corporation                      127,654

Issuance of 248,372 common shares in exchange
   for cancellation of debt                                              52,101

Receipt and cancellation of 62,000 shares from
  a director for the sale of all scientific
  intellectual property                                                 (16,684)

Receipt of 729,452 common shares from
  John E. Hartman in exchange for a  note payable
  to be satisfied with the re-issuance of shares        (43,767)

Receipt of 461,822 common shares for
  decrease in valuation of software purchased
  with Financial Software, Inc.                         (23,091)

Relinquishment of notes payable for decrease
   in valuation of software purchased with
   Financial Software, Inc.                            (275,000)


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

1.    Organization and Basis of Presentation

Nature of Operations

Silverado Financial, Inc. (the Company) is incorporated under the laws of the State of Nevada and based in Pleasanton, California in the San Francisco Bay Area. This Company provides first and second mortgage products to borrowers in California through its subsidiary Silverado Mortgage, formerly Realty Capital Corporation.

The corporation was initially formed on February 26, 1987 as Toledo Medical Corporation. The name was changed to Almaz Space Corporation on February 9, 1991 and to Ready When You Are Funwear, Inc. on April 14, 1992. On February 17, 1995 the name was changed to Rhombic Corporation. On March 19, 2003 the company changed its name to Silverado Financial, Inc.

The Company's efforts, since inception, until October 2002, had been primarily focused on the acquisition of the rights to intellectual property that could lead to the development of innovative scientific technologies. During the years 1999 and 2000 it began to focus on the research and development of its portfolio of acquired intellectual property. During 2001, the main objective was to identify and develop specific applications from the intellectual property in order to make them commercially marketable. In November 2002, the Company acquired Financial Software, Inc. as the first part of its strategy to enter the financial services sector.

During 2004, the Company had two wholly owned subsidiaries as follows:

      o     Financial Software, Inc. (FSI)
      o Silverado Mortgage Corporation (SMC), formerly Realty Capital Corporation (RCC)

On November 19, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc. (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing websites. This acquisition was completed on a share for share exchange basis for 4,400,000 shares of the Company's common stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI, which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter. FSI transferred its state of incorporation to California in February 2003.

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the Company's President, the Company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Realty Capital Corporation (RCC). The purchase price of RCC was $127,654 and was the net asset value of RCC, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

Additionally Rockford, Nanophase, ADEPT and RDT were held as subsidiaries until sold in 2003. Rockford, Nanophase, ADEPT and RDT were never active, held any assets or had any liabilities or operations. These subsidiaries were created for the purpose of developing specific applications from scientific intellectual property. The Company never implemented its plans to develop the scientific intellectual property. All of its scientific intellectual properties, together with certain marketable securities held for sale, were sold in 2003 to a director, in exchange for the return of 62,000 shares of the Company's common stock and the cancellation of $1,100 in debt.

Going Concern and Plan of Operations

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

                            Silverado Financial, Inc.

As shown in the accompanying financial statements, the Company had a net loss of $992,883, $938,060 and $402,973 for the years ended December 31, 2004, 2003 and
2002, respectively. It has incurred an accumulated deficit of $10,553,424 and has a deficit in working capital of $411,796 as of December 31, 2004. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the operations, account balances and cash flows of the Company and its wholly owned subsidiaries, Financial Services, Inc. and Silverado Mortgage Corporation, formerly Realty Capital Corporation. Intercompany transactions and account balances have been eliminated in consolidation. The operations are consolidated from their respective acquisition dates of November 19, 2002 (Financial Services, Inc.) and May 9, 2003 (Silverado Mortgage Corporation).

Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions located in California. The balances held are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 and 2003 the Company's account balances did not exceed these limits.

The Company's revenues are concentrated in the mortgage industry which is highly competitive and subject to fluctuations in economic condition. The Company's results of operations, financial condition and business prospects could be materially adversely affected if competition intensifies or if competitors significantly expand their activities in the Company's markets. Fluctuations in interest rates and general economic conditions may also affect the Company's competitive position.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Financial Instruments

Financial instruments consist primarily of cash, investments in marketable securities and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments.

Investments

Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. The Company did not have any investments classified as trading


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

2.    Summary of Significant Accounting Policies (continued)

Investments (continued)

securities or held-to-maturity securities. The statement further requires that available for sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses are recognized as a component of operating results.

At December 2004 and 2003, the Company's investments held for sale were $0 and $17,775, respectively.

Furniture and Equipment

Furniture and equipment are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives generally ranging from three to seven years. Intellectual property is carried at cost less valuation impairment expense and is amortized using the straight-line method over its estimated useful life of three years. Leasehold improvements are carried at cost and are amortized over the shorter of their estimated useful lives or the related lease term (including options), generally ranging from one to six years. Expenditures for major renewals that extend useful lives of furniture, equipment and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. For income tax purposes, depreciation is computed using the modified cost recovery system.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $28,424, $18,537 and $0, respectively. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $58,251, $0 and $0, respectively.

Intellectual Property

The Company's intellectual property is comprised of a software platform purchased with Financial Services, Inc. in 2002. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company put the software into productive use October 2004 and began amortizing the asset as of that date.

Impairment of Long-Lived Assets

On January 1,2002, the Company adopted SFAS No. 144, Accounting for Stock-Based Compensation which requires that long-lived assets, to be held and used, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company recognized an impairment expense for the years ended December 31, 2004, 2003 and 2002 of $389,753, $0 and $276,250, respectively.


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

Compensating Balances

Employees of the company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The company's policy is to recognize the costs of compensated absences when actually paid to employees.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. The Company periodically issues options to consultants and members of the Board of Directors. The estimated value of these options is determined in accordance with SFAS No. 123 and expensed as the granted options vest to the grantees.

The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested. There was no charge to expense for the value of the options during the periods ended December 31, 2004, 2003 and 2002 as no options were issued.

Restatement of Share Amounts

Effective April 29, 2003, the Company changed its trading name and trading symbol to SLVO on the OTCBB and decreased the number of issued and outstanding shares of common stock by issuing one new share for each five shares held.

Revenue Recognition

Sales are generally recognized at the time of loan funding, provided that no significant vendor obligations exist and collections of accounts receivable are probable.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred advertising costs of $723, $0 and $0, respectively.

Research and Development

Expenditures for research activities relating to software development and improvement are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

Technical Pronouncements

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company has and will continue to report convertible notes as liabilities.

3.    Intellectual Property

Since its inception, the Company entered into numerous agreements as a result of having acquired certain rights to various complex intellectual scientific properties. The Company periodically analyzes its investments in intellectual property for impairment.

During the quarter ended June 30, 2003, in a non-arms length transaction with Robert George Krushinsky, a director of the Company, the Company received 62,000 shares of its own common stock together with cancellation of an outstanding debt in the amount of $1,100 in exchange for all of the scientific intellectual property assets acquired prior to the acquisition of FSI in November 2002 as well as all shares of Rockford Technology held for sale by the Company.

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., the Company acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the host of disparate objectives as they relate to a persons financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a variety of new and different mortgage, investment or insurance products. The Company recorded the software on its books at the seller's basis of $1,398,020. The Company engaged an experienced software developer based in Palo Alto, California to perform an independent, third party valuation of the software during 2003.

During the fourth quarter of 2004, Silverado Financial, Inc. began implementing its FinanceCenter Software system, but in doing so found that the software was in need of upgrades in both programming and technology. With that in mind, management felt that it was necessary to impair the original valuation of $1,398,020 down 50% to $699,010. Additionally, on November 24, 2004 the purchase price of the intellectual property was renegotiated as follows: SRD Technologies (former owner of Financial Services, Inc.), signed a debt cancellation and release agreement which included the release of any and all liabilities owed to SRD Technologies, the relinquishment of 574,953 shares of Silverado Financial, Inc. stock, and a payment for auditing expenses in the amount of $7,500. An additional 44,000 shares were relinquished from Mike Shultz in the re-negotiation. On the date of the agreement 618,953 shares were valued at $0.05 a share or $30,948.

At December 31, 2004 there remains 157,131 shares or $7,857 receivable from SRD Technologies. The note payable of $275,000 corresponding accrued interest of $41,047 and $7,500 in accounts payable have been reversed in these financial statements. The resulting impairment expense was $389,753.

The Company placed the software into service October 2004 and is amortizing the software over a three year period commencing upon the in-service date. Amortization expense for the year ended December 31, 2004 was $58,251. Amortization expense is estimated to be as follows for the years ended December 31,


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

         Year                   Amount
       -------                ----------
         2005                 $ 233,003
         2006                   233,003
         2007                   174,761
                              ----------
                              $ 640,767
                              ==========

4.     Acquisitions

On November 19, 2002, the Company acquired all of the issued and outstanding shares of Financial Software, Inc. (FSI) a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing websites. This acquisition was completed on a share for share exchange basis for 4,400,000 shares of the Company's Common Stock. FSI was acquired in order to gain access to certain proprietary software products owned by FSI, which the Company intends to further develop and extend into comprehensive mortgage platforms called MortgageCenter and FinanCenter.

Through the acquisition of FSI, the Company acquired assets of $26,775 in marketable securities, $1,398,020 in Intellectual property (MortgageCenter and FinanCenter software), and $1,904 in computer equipment. The Company also acquired liabilities of $61,796 in accounts payable and $275,000 through the assumption of a note payable.

On May 9, 2003 the Board of Directors approved the acquisition of Realty Capital Corporation (renamed Silverado Mortgage Corporation in 2004), a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman (President of Silverado Financial, Inc.) abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital Corporation and the average closing bid price of the Company on they prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

Through the acquisition of Realty Capital Corporation, the Company acquired total assets of $168,233, consisting of $33,963 in accounts receivable and prepaid expenses, $49,284 in computers and equipment, and $84,986 in furniture. The Company also acquired liabilities of $7,871 in accounts payable and $32,708 through the assumption of notes payable.


5.     Accounts Payable

As of December 31, 2004 and 2003, the Company owes its vendors a total of $55,870 and $244,421, respectively, of which approximately $21,188 and $86,518 were outstanding over ninety days.


6.     Long-Term Debt

Notes Payable


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                                                   2004                  2003
                                               ----------------------------------
Through the  acquisition  of  Financial
Software,   Inc.  (FSI),   the  Company
became   obligated   for  the  acquired
accounts   payable  in  the  amount  of
$30,000.  In  June  2003,  the  Company
issued  33,000  shares  of  stock  at a
value of $5,000 and a note  payable for
$25,000  in  satisfaction  of  accounts
payable to one of the FSI vendors.  The
note carries interest at 5.0%                  $   25,000           $          --

On  October  11,  2004 John E.  Hartman
returned  729,452  shares,   valued  at
$43,767, of Silverado  Financial,  Inc.
stock  to   allow   the   Company   the
capability  to issue  more  shares  for
financing  transactions  and  services.
Silverado Financial,  Inc. will satisfy
the note obligation with re-issuance of
shares and a 5% bonus of 36,472
shares, valued at $2,188.                          43,767                      --
                                               ----------------------------------
                                                   68,767                      --
Current portion                                    68,767                      --
                                               ----------------------------------
Long term-debt                                 $       --           $          --
                                               ==================================

Convertible Notes Payable

The Company has three convertible notes payable totaling $36,000 at 10% per annum, maturing in 2005 as a result of the Company's extensions of two convertible notes that were originated during 2002. At December 31, 2004 and 2003 there was $7,144 and $3,537 of accrued unpaid interest, respectively.

A schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:

                     Original        Extended
       Amount      Maturity Date   Maturity Date          Warrants Outstanding
--------------------------------------------------------------------------------------
      $ 16,000      10/11/2003      10/11/2005       40,000 shares at $.40 per share
      $ 10,000      11/16/2003      11/16/2005       25,000 shares at $.40 per share
      $ 10,000       7/23/2004       7/23/2005       25,000 shares at $.40 per share

These notes can be converted into common stock for the same amount of shares as their right to purchase shares through their warrants. Management plans to convert these to equity in 2005; however if the Company has the ability to make all note payments under their terms and does not convert or further extend the convertible notes payable, the minimum annual payment is as follows:


           Year              Amount
           ----              ------

           2005           $   36,000

See accompanying notes and accountants' report

                            Silverado Financial, Inc.

Warehouse Facility

On September 3, 2004, the Company's wholly owned subsidiary, Silverado Mortgage Corporation signed an agreement for a $2,000,000 mortgage warehouse and security facility. The Company began utilizing the warehouse and security facility on November 22, 2004.

The warehouse facility requires a demand note. The demand note, in the event of a default, stipulates that any outstanding balance of warehouse facility can be called at any time inclusive of interest. Per the terms in the warehouse agreement the note is subject to mandatory prepayments and is collateralized by the mortgage loans and other predetermined assets.


7.     Operating Lease Commitments

During April 2004, the Company became responsible for a lease for 2,512 square feet in an office building in Pleasanton, California. The lease is for a period of three years ending on May 31, 2007 with an option to renew for an additional three years. The base rental under the lease is $52,752 per annum (4,396 per month) during the first twelve-month period, $54,259 per annum ($4,522 per month) for the second twelve-month period and $55,766 per annum ($4,647 per month) during the third twelve-month period. The lease provides for the Company to pay its proportionate share of the landlord's common costs.

During September 2004, the Company became responsible for a lease for 6,000 square feet in an office building in Campbell, California. The lease is for a period of three years ending on October 31, 2007. The base rental under the lease is $108,000 per annum ($9,000 per month) during the first twelve-month period and $120,000 per annum ($10,000 per month) for the second twelve-month period and $126,000 per annum ($10,500 per month) during the third twelve-month period. The lease provides for the Company to pay its proportionate share of the landlord's common costs.

During November 2004, the Company became responsible for a lease for 6,000 square feet in an office building in Phoenix, Arizona. The lease is for a period of three years ending on January 31, 2008. The base rental under the lease is $99,000 per annum ($8,250 per month) during the first thirty-six month period except the Company shall pay $2,750 for the first ninety (90) days, $4,125 for the second ninety (90) days and $6,875 for the third ninety (90) days of the lease. The lease provides for the Company to pay its proportionate share of the landlord's common costs.

Lease expense for the years ended December 31, 2004, 2003 and 2002 was $93,604, $53,808 and $15,773, respectively.

Minimum future commitments under all operating leases are as follows for the years ended December 31,

         Year                         Amount
-----------------------       ----------------------
         2005                             $ 193,881
         2006                               275,138
         2007                               227,236
         2008                                 8,250
                              ----------------------
                                          $ 704,505
                              ======================

See accompanying notes and accountants' report

                            Silverado Financial, Inc.

8.    Income Taxes

The components of the provision for income tax consist of the following for the years ended December 31,

                                   2004         2003         2002
                                -----------------------------------
Current tax expense - state     $   1,600    $      --    $      --
Deferred tax benefit:
  Federal                         141,933      296,228      165,219
  California                       45,058       52,276           --
  Change in valuation allowance  (186,991)    (348,504)    (165,219)
                                -----------------------------------
Total deferred tax expense             --           --           --
                                -----------------------------------
Provision for income taxes      $   1,600    $      --    $      --
                                ===================================

The Company's effective income tax rate is higher than what would be expected if the federal statutory rate were applied to loss from operations primarily because of net operating losses deductible for financial reporting purposes that are not deductible for tax purposes. A full valuation of net deferred tax assets was recorded at December 31, 2004, 2003 and 2002 due to the Company's uncertainty as to future realization of income tax loss carryforwards. The valuation allowance increased by approximately $186,991, $348,504 and $165,219 for the years ended December 31, 2004, 2003 and 2002, respectively.

A reconciliation of the Company's income tax expense rate to U.S. federal statutory rate for the years ended December 31, is as follows:

                                                    2004           2003           2002
                                                  ----------------------------------------
Federal statutory rates                                (15%)          (34%)          (34%)
State statutory rates                                   (9%)           (6%)            0%
Change in valuation allowance                           19%            34%            34%
Expiration of net operating loss carryforward            5%             6%             0%
                                                  ----------------------------------------
                                                         0%             0%             0%
                                                  ========================================

At December 31, 2004 the Company had realized federal net operating losses of approximately $8,825,215. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The realized net operating losses expire, as follows:


See accompanying notes and accountants' report

                            Silverado Financial, Inc.

                                                          Silverado Mortgage
                                  Consolidated               Corporation          Financial Services, Inc.
        Expiration                  Federal                     State                      State
------------------------------------------------------------------------------------------------------------
                       2009               $    44,994
                       2010                   379,485                $ 2,109,954
                       2011                   461,101                    318,228
                       2012                   236,028                     76,034
                       2013                                              522,756
                       2014                                              119,873                  $ 389,827
                       2018                   861,526
                       2019                   603,950
                       2020                 3,670,269
                       2021                   578,596
                       2022                   126,723
                       2023                   871,260
                       2024                   991,283
                                 ---------------------------------------------------------------------------
                                          $ 8,825,215                $ 3,146,845                  $ 389,827
                                 ===========================================================================


9. Loss Per Share

At December 31, 2004, there were convertible notes with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, because the effect of their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                     Basic Loss           Diluted Loss
               Net (Loss)             Per Share             Per Share
            ----------------------------------------------------------------
2004
 Loss         $ (992,083)          $  (992,083)
 Shares                             18,216,697
 Per share                         $     (0.05)              $ (0.05)

See accompanying notes and accountants' report

                                      Basic Loss           Diluted Loss
                Net (Loss)             Per Share             Per Share
            -----------------------------------------------------------------
2003
 Loss            $ (938,060)          $  (938,060)
 Shares                                14,839,492
 Per share                            $     (0.07)              $ (0.07)

2002
 Loss            $ (402,973)           $ (402,973)
 Shares                                 6,389,045
 Per share                             $    (0.06)               $ 0.06

Convertible notes and warrants to purchase 90,000, 90,000 and 65,000 shares, and options to purchase 90,000, 90,000 and 65,000 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively. All shares which could be exercised from convertible notes, warrants and stock options were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.


10.    Related Party Transactions

On May 9, 2003 the Board of Directors approved the acquisition of Realty Capital Corporation (renamed Silverado Mortgage Corporation in 2004), a mortgage brokerage company, from John Hartman (President of Silverado Financial, Inc.) for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital Corporation and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

As of December 31, 2003, Sherry Hartman, the broker of record for Realty Capital Corporation and the spouse of the President of Silverado Financial, Inc. had an outstanding debt to the Company in the amount of $11,405.

On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767, of Silverado Financial, Inc. stock to allow the Company the capability to issue more shares for financing transactions and services. Silverado Financial, Inc. will satisfy the note obligation with reissuance of shares and a 5% bonus of 36,472 shares, valued at $2,188.

11.    Contingencies

On January 27, 2004 DL Pacific Center LP (DL Pacific) filed a lawsuit for $40,444 plus costs and attorney's fees against the Company in San Diego County Superior Court. The suit alleges that, after the purchase of San Francisco
Funding, Inc. (SFF) in November 2003, the Company assumed SFF's obligations pursuant to DL Pacific's lease with SFF by accepting the benefits of such lease and by negotiating with DL Pacific for amendments to the lease. Silverado has agreed to settle the lawsuit for the nuisance value of $2,500.

On March 9, 2004 Robert E. Vener (Vener) filed an amendment to his lawsuit for $7,500 per month from November 2003 to March 2006 plus costs and attorney's fees against the Company in Marin County Superior Court. The suit alleges that, after the purchase San Francisco Funding, Inc. (SFF) in November 2003, the Company assumed SFF's obligations pursuant to Vener's lease with SFF by stating and representing to Vener that it would be responsible for any amounts due from SFF pursuant to the lease, and that Vener relied on the Company's representations by allowing SFF to remain on the premises following SFF's default in the payment of rent on the lease. Silverado Financial, Inc. has agreed to settle the suit for the nuisance value of $3,000.

Silverado Financial, Inc. has filed a cross-complaint against SFF and its major stockholder Mr. and Mrs. Daniel Selis, for indemnity for the cost of defending the Vener lawsuit, and punitive damages resulting from breach of contract, fraud and/or interference with the Company advantageous business relationships.

On May 12, 2004 The Subway.Com filed for arbitration for $60,000 plus interest against the Company in the state of Florida. The suit claims breach of contract for stock promotion services. The Company believes it has meritorious defense and that no contract was ever consummated.

On July 16, 2004, the Company was served with a complaint by the State of California, Department of Industrial Relations on behalf of a former contractor for back wages of $10,938 and penalties of $288 for an indeterminate number of days. Outside counsel for the company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. The company believes the suit is without merit and is vigorously defending its position.

                            Silverado Financial, Inc.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A: CONTROLS AND PROCEDURES


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

Each serves until the next annual meeting of the stockholders.

     Name of Executive
     Officers & Directors           Age        Title                                      Since
     --------------------------    -----  -----------------------------                  --------
         R.G. Krushnisky            42       Director                                    1/1/1995
         Albert Golusin             49       C.F.O & Director                            2/5/1999 (resigned 11/04)
         John Hartman               38       President, CEO & Chairman of the Board      9/26/2002
         Sean Radetich              36       COO & Director                              1/10/2003

John E.  Hartman- President, CEO, and Chairman of the Board

As Chief Executive and Chairman of the Board Mr. Hartman is actively involved in leading and building Silverado Financial with particular focus on non-prime mortgage banking, policy initiatives and strategic investments that are driving the consolidation of the mortgage industry. Prior to being appointed Chief Executive Officer of Silverado Financial, Inc., Mr. Hartman was Chief Executive Officer of NEXT Advisors, Incorporated where he was responsible for raising its venture funding and for completing three acquisitions including an on-line securities brokerage, ATradeUSA.com, an insurance brokerage and a traditional securities brokerage. Before joining Next Advisors, Mr. Hartman was Managing Partner of Hartman-Kauffman, LLC, and a high-touch investment advisory firm, which was acquired by Next Advisors. As the Managing Partner of H-K, he increased the gross sales of the San Jose office 400% and more than tripled the sales force. From 1995 to January 1999, Mr. Hartman was with Morgan Stanley where he managed assets for both individuals and institutions. Prior to beginning his career at Morgan Stanley, he was a Partner at Realty Capital Partners where he syndicated equity funding and managed the development of several multimillion-dollar commercial and residential real estate developments in coastal California. Prior to Realty Capital Partners, he held the positions of research analyst and Investment Property Specialist with Grubb & Ellis, a commercial real estate firm headquartered in San Francisco, California. Mr. Hartman received his Masters in Business Administration (MBA) from California Coast University in Santa Ana, California and his Bachelor of Science Degree in Business Administration from San Jose State University in San Jose, California.

                            Silverado Financial, Inc.

Sean Radetich - Executive VP - Chief Operations Officer - Member of the Board

As Chief Operating Officer Mr. Radetich is responsible for the day-to-day operations of the Company. Mr. Radetich operates Silverado's mortgage banking operations, oversees the mortgage brokerage operations, pursues State and Federal licensure for brokerage and banking, investigates potential acquisition targets and ensures the strategic goals of the entire Company are met through the implementation of policy and procedure via the line managers. Mr. Radetich has over 12 years of his professional career identifying and working with emerging growth companies. Mr. Radetich has extensive management and capital markets experience, which includes direct investment into and raising capital for emerging micro-capitalization companies. Mr. Radetich served as Chief Financial Officer for WebCash Corporation, a B2B internet infrastructure company backed by Berg McAfee and Silicon Valley Angel Fund, and for over 10 years Mr. Radetich has represented a select group of institutional investors by structuring and negotiating their private investments into emerging micro-capitalization companies. Some of the companies that Mr. Radetich has invested into, managed PIPE transactions and/or performed business development for are: Silverado Financial (SLVO-OTCBB), Next Advisors, Interchange Corp. (INCX-NASDAQ), Peabodys Coffee (PBDY-OTCBB), Clearworks Technologies (formerly CLWK-OTCBB) and Cekatel. Mr. Radetich previously worked for LBI Group and SBC Warburg in the Structured Product/Private Placement Divisions, Webcash as Chief Financial Officer and Hamilton & Associates as a real estate analyst. Mr. Radetich received his B.S. in International Economics from the University of Oldenburg, Germany, and an A.S. in California Real Estate from Napa College.

RG "Jako" Krushnisky - Director

Mr. Krushnisky has been an officer and director for both public and private company's in the U.S. and Canada. As an independent director for Silverado he is currently President and CEO of Rockford Energy Corporation. Rockford Energy is in the business of developing environmentally friendly energy sources such as hydroelectric and wind power. Mr. Krushnisky is one of the original founding members of Rhombic Corporation who oversaw the development of various material science projects including its joint venture with Daimler Benz Aerospace while serving as its President and CEO. Additionally, Mr. Krushnisky is a founding shareholder and member of the board of directors for Silverado Financial, Inc. Mr. Krushnisky is a skilled entrepreneur and corporate officer who in addition to his work with Rockford and Silverado is the owner of International Laser Games in British Columbia, Canada. Mr. Krushnisky received his Bachelor of Science in Business and International Commerce from United States International University in San Diego, California from 1979-1982 and conducted further studies in economics in London, England from 1982-1983.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Silverado Financial, Inc. is subject to Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION

                            Silverado Financial, Inc.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2004, 2003, 2002 and 2001 for all officers, individually, and, as a group, for all officers and directors.

SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                 Long Term Compensation Awards

                                                                   Securities
                                            Other      Annual   Restricted Stock  Underlying       All Other
Name and Principle Position           Year Salary ($) Bonus ($) Compensation ($)  Award(s) ($)  Options/SARs (#)  Compensation ($)
------------------------------------- ---- ---------- --------- ---------------- ------------- ------------------ ----------------
John E. Hartman, CEO (4)              2004         --        --               --     $ 120,000   None               --
                                      2003         --        --               --     $ 105,000   None               --
                                      2002         --        --               --            --   None               --

Albert Golusin CFO (3)                2004         --        --               --     $  82,500   None               --
                                      2003         --        --               --     $  60,000   None               --
                                      2002         --        --               --            --   None               --

Sean Radetich, COO (7)                2004         --        --               --     $  90,000   None               --
                                      2003         --        --               --     $  33,000   None               --
                                      2002         --        --               --            --   None               --

All Officers & Directors as a group
(two persons) (3)(4)(5)(6)(7)(8)      2004         --        --               --     $ 292,500   None               --
                                      2003         --        --               --     $ 203,000   None               --
                                      2002         --        --               --     $  85,675   None               --

(3) Albert Golusin, during 2002 he served as the Chief Financial Officer and the Chief Executive Officer from January 1, 2002 to September 25, 2002. During 2002 he received 1,189,156 restricted common shares at a trading value of $48,153. During 2003, he received 280,228 restricted common shares at a trading value of $60,000

(4) John Hartman became the Chief Executive Officer on September 26, 2002. During 2002 he received 238,610 restricted common shares at a trading value of $15,000. During 2003, he received 503,913 restricted common shares at a trading value of $105,000 for 2004 he is an owed 956,091 restricted commons share as deferred compensation.

(5) R.G. Krushnisky, Vice President and Director of the Company, provides his consulting services on a part-time basis. During 2001, Mr. Krushnisky received $15,000 for services as a Vice President. He also earned $18,000 for director fees during 2001. During 2002 he received 304,532 restricted common shares at a trading value of $15,261. During 2003, he received 25,014 restricted common shares at a trading value of $5,000 he is owed 36,439 in directors fees.

(7) Sean Radetich, Executive Vice-President, Chief Operating Officer and Director of the Company, during 2003, he received 137,014 restricted common shares at a trading value of $33,000. During 2004 he is owed 699,147 restricted common shares as deferred compensation.

There are no current plans to pay cash or stock dividends on the Company's stock.

VALUE OF OPTIONS AT DECEMBER 31, 2004

The Company had no options outstanding from which it could obtain cash during the entire year 2004.

                            Silverado Financial, Inc.

OPTION GRANTS IN THE LAST FISCAL YEAR

The Company granted no options during 2004.

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


                                                   Number of shares of Common      Percent of Common Stock
         Name                                       Stock Beneficially Owned        Beneficially Owned (1)
------------------------------------------------------------------------------------------------------------------
John Hartman
Chief Executive Officer, Chairman of the Board
5976 W. Las Positas Blvd., Suite 116
Pleasanton, CA. 94588                                        274,027                                   1.50%

Albert Golusin
Chief Financial Officer, Director
10641 North 44th Street
Phoenix, Arizona 85028                                       582,060                                   3.20%

R.G. Krushnisky
Director
93 English Bluff Road
Tsawwassen, British Columbia
Canada V4M 2M4                                               170,022                                   0.93%

Sean Radetich
Executive Vice-President, COO & Director
5976 W. Las Positas Blvd. Suite 116
Pleasanton, CA. 94588                                        758,275                                   4.15%

Total shares owned by Directors and
Officers of the Company (4 persons)                        2,631,444                                   9.78%

(1) Based upon 18,216,697 outstanding shares of common stock on December 31, 2004.There were no options outstanding at December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

                            Silverado Financial, Inc.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.
The  following   exhibits  required  by  Item  601  to  be  filed  herewith  are incorporated by reference to previously filed documents:




Exhibit No.    Description and Method of Filing
-----------    -----------------------------------------------------------------

  3.2 The corporate by-laws filed on December 3, 1999 in the Form 10-QSB 10.1 Stock Option Plan filed in the 10-QSB on May 17, 2000.
 10. Letter on change of accountant, incorporated by reference to Form 8/K filed on March 19, 2004 and on Form 8-K/A on April 7, 2004
 21.1          Subsidiaries of Issuer as of December 31, 2003
 31.1          Certification of Chief Executive   Officer pursuant to Rule
               13a-14(a)/15d-14(a)
 32.1          Certification of Chief Executive Officer pursuant to Section 1350


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

                            Silverado Financial, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sallman, Yang & Alameda was the Company's independent auditor for the year ended December 31, 2004 and reviewed the quarterly financial statements for the first three quarters during 2004 prepared by Epstein, Webber. Sallman Yang & Alameda performed the services listed below and was paid the fees listed below.

AUDIT FEES

Silverado's previous auditors Epstein, Webber billed aggregate fees of approximately $9,300 for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2004.

Sallman, Yang & Alameda billed the Company and approximately $17,000 for year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

TAX FEES

Sallman, Yang & Alameda anticipates charging the Company $4,000 for the preparation of the 2004 State and Federal corporate tax returns.

ALL OTHER FEES

Sallman, Yang & Alameda did not provide or bill for any other professional services during the two years ended December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  SILVERADO FINANCIAL, INC.


Date: April 11, 2004           By /s/ John E. Hartman
                                  -------------------------------------------
                                     John E. Hartman, Chief Executive Officer


In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date: April 11, 2004                  By /s/ John E. Hartman
                                         -----------------------------
                                             John E. Hartman, Chairman

                            Silverado Financial, Inc.

Date: April 11, 2004                  By /s/ Sean Radetich
                                         -----------------------------
                                             Sean Radetich, Director


Date: April 11, 2004                  By /s/ R.G. Krushnisky
                                         -----------------------------
                                             R.G. Krushnisky, Director


                 SUBSIDIARIES OF ISSUER AS OF DECCMBER 31, 2004


The company has two operating subsidiaries. They are as follows:

Financial Software, Inc.:

Financial Software, Inc. is incorporated under the laws of the State of California.


Silverado Mortgage Corporation:

Silverado Mortgage Corporation is incorporated under the laws of the State of California.