Form 10QSB
period 2005-03-31
SILVERADO FINANCIAL INC
filed 2005-05-27
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005


                        Commission File Number 000-29049
                            SILVERADO FINANCIAL, INC.
      _____________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

              Nevada                                86-0824125
-----------------------------------         ---------------------------
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)              Identification Number)




      5976 W. Las Positas, Suite 116, Pleasanton, CA              94588
-----------------------------------------------------------    --------
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


As of March 31, 2005, 18,694,649 of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                             INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION .............................................. 3

Item 1. Financial Statements

        Consolidated Balance Sheet as of March 31, 2005  ............... 3 - 4

        Consolidated Statements of Income For the Three Months
          Ended March 31, 2005 and 2004 .................................... 5

        Consolidated Statements of Stockholders' Equity For the
          Three Months Ended March 31, 2005 and 2004 ....................... 6

        Consolidated Statements of Cash Flows For the Three
          Months Ended March 31, 2005 and 2004 ............................. 7

        Notes to Financial Statements ................................. 8 - 17

Item 2. Management's Plan of Operation ............................... 17 - 32

Item 3. Controls and Procedures ........................................... 32

PART II. OTHER INFORMATION ................................................ 33

Item 1. Legal Proceedings ................................................. 33

Item 2. Changes in Securities ............................................. 34

Item 3. Defaults Upon Senior Securities ................................... 34

Item 4. Submissions of Matters to a Vote of Security Holders .............. 34

Item 5. Other Information ................................................. 34

Item 6. Exhibits and Reports on Form 8-K .................................. 34

Signatures ................................................................ 34

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            Silverado Financial, Inc.
                           Consolidated Balance Sheets


                                                                March 31,
                                                           2005            2004
                                                    -----------     -----------
Assets
Current assets
 Cash                                               $   172,489     $    36,779
 Accounts receivable                                     21,351           2,957
 Stock receivable                                         7,857            --
 Mortgage receivable                                    791,250            --
 Prepaid expenses                                        22,459            --
                                                    -----------     -----------
Total current assets                                  1,015,406          39,736

Property and equipment
 Furniture and equipment                                155,971         134,271
 Intellectual property                                  699,010            --
 Accumulated depreciation and amortization             (170,709)        (24,615)
                                                    -----------     -----------
Total property and equipment                            684,272         109,656

Other assets
 Deposits                                                27,277          10,114
 Other intangibles                                         --         1,398,020
                                                    -----------     -----------
Total other assets                                       27,277       1,408,134
                                                    -----------     -----------
Total assets                                        $ 1,726,955     $ 1,557,526
                                                    ===========     ===========

See accountants' report

                            Silverado Financial, Inc.
                           Consolidated Balance Sheets


                                                                 March 31,
                                                          2005             2004
                                                  ------------     ------------
Liabilities and stockholders' equity
Current liabilities
 Accounts payable                                 $     77,864     $    268,761
 Notes payable - other                                  25,000             --
 Notes payable - stockholders                           43,767             --
 Warehouse facility payable                            791,250             --
 Due to affiliates                                        --             48,890
 Equity advances                                        27,500             --
 Payroll taxes payable                                 144,716             --
 Income taxes payable                                    3,200             --
 Accrued wages                                         295,480             --
 Accrued liabilities                                    13,525           18,340
 Convertible notes                                      36,000           36,000
                                                  ------------     ------------
Total current liabilities                            1,458,302          371,991

Long-term debt
 Notes payable                                            --            275,000
                                                  ------------     ------------
Total long-term debt                                      --            275,000
                                                  ------------     ------------
Total liabilities                                    1,458,302          646,991

Stockholders' equity
 Preferred stock, $.001 par value,
  1,000,000 shares authorized,
  no shares issued and oustanding                         --               --
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  18,694,649 and 15,438,025 shares issued               18,695           16,214
   and oustanding, respectively
 Additional paid in capital                         10,923,103       10,666,366
 Deferred compensation                                    --             (9,030)
 Accumulated deficit                               (10,673,145)      (9,763,015)
                                                  ------------     ------------
Total stockholders' equity                             268,653          910,535
                                                  ------------     ------------
Total liabilities and stockholders' equity        $  1,726,955     $  1,557,526
                                                  ============     ============

See accountants' report

                            Silverado Financial, Inc.
                        Consolidated Statements of Income


                                            For the Three Months Ended March 31,
                                                     2005            2004
                                             --------------  --------------
Income
 Net sales                                    $     518,762   $     108,685
 Cost of sales                                      144,560             --
                                             --------------  --------------
Gross profit                                        374,202         108,685
Operating expenses
 Selling, general and administrative expenses       425,204         307,877
 Depreciation and amortization                       66,133           6,714
                                             --------------  --------------
Total operating expenses                            491,337         314,591
                                             --------------  --------------
Operating loss                                     (117,135)       (205,906)
Other income (expense)
 Interest income                                        998             --
 Gain on sale of investments                            --            9,814
 Loss on sale of equipment                              --              --
 Interest expense                                    (1,984)         (6,382)
                                             --------------  --------------
Total other income (expense)                           (986)          3,432
                                             --------------  --------------

Loss before income taxes                           (118,121)       (202,474)
Provision for income taxes                            1,600             --
                                             --------------  --------------
Net loss                                      $    (119,721)  $    (202,474)
                                             ==============  ==============

Loss per share (basic)                        $       (0.01)  $       (0.01)
                                             ==============  ==============

See accountants' report

                 Consolidated Statements of Stockholders' Equity
               For the Three Months Ended March 31, 2005 and 2004


                                                          Additional                                      Total
                                     Common Stock          Paid-in       Deferred       Accumulated    Stockholders'
                                 Shares        Amount      Capital     Compensation      Deficit         Equity
                             -----------   -----------   -----------   ------------    ------------    -------------
Balance, December 31, 2003    14,839,492   $    14,839   $10,455,513   $    (16,000)   $ (9,560,541)   $     893,811

Shares issued for payables       193,802           445        68,273           --              --             68,718
Shares issued for services       404,731           930       142,580           6,970           --            150,480
Net loss                            --            --            --             --          (202,474)        (202,474)
                             -----------   -----------   -----------   ------------    -----------     -------------

Balance, March 31, 2004       15,438,025   $    16,214   $10,666,366   $     (9,030)   $(9,763,015)    $     910,535
                             ===========   ===========   ===========   ============    ===========     =============



                                                          Additional                                      Total
                                     Common Stock          Paid-in       Deferred       Accumulated    Stockholders'
                                 Shares        Amount      Capital     Compensation      Deficit         Equity
                             -----------   -----------   -----------   ------------    ------------    -------------


Balance, December 31, 2004    18,216,697   $     18,217  $10,889,713           --      $(10,553,424)   $    354,506

Shares issued for payables       194,910           195        11,270           --              --             11,465
Shares issued for services       283,042           283        22,120           --              --             22,403
Net loss                            --            --            --             --          (119,721)        (119,721)
                            ------------   -----------   -----------   ------------    ------------    -------------

Balance, March 31, 2005       18,694,649   $    18,695   $10,923,103           --      $(10,673,145)   $     268,653
                            ============   ===========   ===========   ============    ============    =============

See accountants' report

                            Silverado Financial, Inc.
                      Consolidated Statements of Cash Flows

                                                            For the Three
                                                        Months Ended March 31,
                                                         2005          2004
                                                      ---------    ---------
Operating activities
 Net loss                                             $(119,721)   $(202,474)
 Adjustments to reconcile net loss to
 cash flows from operating activities:
  Depreciation and amortization                          66,133       13,684
  Loss on sale of marketable securities                    --         (9,814)
  Stock for services and payables                        29,868      156,878
  (Increase) decrease in:
   Accounts receivable                                   (4,465)       8,448
    Mortgage receivable                                (791,250)        --
    Prepaid expenses                                    (11,535)        --
    Deposits                                             (5,380)      (3,214)
  Increase (decrease) in:
    Accounts payable                                     21,994       23,941
    Warehouse facility payable                          791,250         --
    Due to affiliates                                      --        (41,221)
    Equity advances                                      27,500         --
    Payroll taxes payable                                58,419         --
    Income taxes payable                                    800         --
    Accrued wages                                        89,048         --
    Accrued liabilities                                   2,220        6,383
                                                      ---------    ---------
Net cash provided by (used in) operating activities     154,881      (47,389)

Investing activities
 Proceeds from the sale of investments                     --         27,588
 Purchases of property and equipment                     (2,000)        --
                                                      ---------    ---------
Net cash provided by (used in) investing activities     (2,000)      27,588

Financing activities
 Proceeds from private placements of stock                 --         55,350
                                                      ---------    ---------
Net cash provided by financing activities                  --         55,350

Net increase in cash                                    152,881       35,549
Cash at beginning of year                                19,608        1,230
                                                      ---------    ---------
Cash at end of year                                   $ 172,489    $  36,779
                                                      =========    =========

See accountants' report

                            Silverado Financial, Inc.
                   Notes to Consolidated Financial Statements


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

As shown in the accompanying financial statements, the Company had a net loss of $125,101 for the three months ended March 31, 2005. It has incurred an accumulated deficit of $10,678,525 and has a deficit in working capital of $442,896 as of March 31, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the operations, account balances and cash flows of the Company and its wholly owned subsidiaries, Financial Services, Inc. and Silverado Mortgage Corporation, formerly Realty Capital Corporation. Inter-company transactions and account balances have been eliminated in consolidation. The operations are consolidated from their respective acquisition dates of November 19, 2002 (Financial Services, Inc.) and May 9, 2003 (Silverado Mortgage Corporation).

Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions located in California. The balances held are insured by the Federal Deposit
Insurance Corporation up to $100,000. At March 31, 2005 the Company's account balances exceed these limits by $48,395.

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

Investments

Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that all applicable investments be classified as trading securities, available for sale securities or held to maturity securities. The Company did not have any investments classified as trading securities or held-to-maturity securities. The statement further requires that available for sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses are recognized as a component of operating results.

At March 31, 2005, the Company's investments held for sale were $0.

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

Depreciation expense for the three months ended March 31, 2005, was $7,882. Amortization expense for the three months ended March 31, 2005, was $58,251.

Intellectual Property

The Company's intellectual property is comprised of a software platform purchased with Financial Services, Inc. in 2002. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Company put the software into productive use in October 2004 and began amortizing the asset as of that date.

Impairment of Long-Lived Assets

On January  1, 2002,  the  Company  adopted  SFAS No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets, that are to be held and used, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Long-Lived Assets (continued)

In the event that facts and circumstances indicate that the cost of long-lived assets, primarily intellectual property and patents, may be impaired, the Company performs a recoverability evaluation. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying value or fair value, less costs of disposal.

Compensating Absences

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

Convertible Notes

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for manditorily redeemable financial instruments of nonpublic entities.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. The Company periodically issues options to consultants and members of the Board of Directors. The estimated value of these options is determined in accordance with SFAS No. 123 and expensed as the granted options vest to the grantees.

The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested. There was no charge to expense for the value of the options during the three months ended March 31, 2005, as no options were issued.

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

Advertising

Advertising costs are expensed as incurred. For the three months ended March 31, 2005, the Company incurred advertising costs of $0.

Research and Development

Expenditures for research activities relating to software development and improvement are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As such, deferred income tax assets and liabilities are recognized for the future tax consequences of the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

3. Intellectual Property

During the fourth quarter of 2004, Silverado Financial, Inc. began implementing its FinanCenter Software system, but in doing so found that the software was in need of upgrades in both programming and technology. With that in mind, management felt that it was necessary to impair the original valuation of $1,398,020 down 50% to $699,010. Additionally, on November 24, 2004 the purchase price of the intellectual property was renegotiated as follows: SRD Technologies (former owner of Financial Services, Inc.), signed a debt cancellation and release agreement which included the release of any and all liabilities owed to SRD Technologies, the relinquishment of 574,953 shares of Silverado Financial, Inc. stock, and a payment for auditing expenses in the amount of $7,500. An additional 44,000 shares were relinquished from Mike Shultz in the re-negotiation. On the date of the agreement 618,953 shares were valued at $0.05 a share or $30,948.

At March 31, 2005 there remains 157,131 shares or $7,857 receivable from SRD Technologies. The note payable of $275,000, with corresponding accrued interest of $41,047 and $7,500 in accounts payable have been reversed as of December 31, 2004 with a resulting impairment expense of $389,753.

The Company placed the software into service in October 2004 and is amortizing the software over a three year period commencing upon the in-service date. Amortization expense for the three months ended March 31, 2005 was $58,251. Amortization expense is estimated to be as follows for the years ended December 31,

         Year                         Amount
        ------                 ------------------
         2005                   $         233,003
         2006                             233,003
         2007                             174,761
                               ------------------
                                $         640,767
                               ==================

4. Acquisitions

As of March 31, 2005, the Company executed no acquisitions.

5. Accounts Payable

As of March 31, 2005, the Company owes its vendors a total of $77,864, of which approximately $31,560 were outstanding over ninety days.

6. Equity Advance

As of March 31, 2005, the Company had received advance payments on the issuance of common stock for $27,500. The related stock was issued in April, 2005.

7. Long-Term Debt

Notes Payable

     Through the acquisition of Financial  Software,  Inc. (FSI), the  Company  became  obligated  for the  acquired  accounts payable in the amount of $30,000.  In June 2003, the Company issued  33,000  shares of stock at a value of  $5,000  and a note payable for $25,000 in satisfaction of accounts payable
     to one of the FSI vendors. The note carries interest at 5.0%    $  25,000

     On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767,  of Silverado  Financial,  Inc.  stock to alow the  Company  the  capability  to issue more shares for financing  transactions and services.  Silverado  Financial,
     Inc. will satisfy the note  obligation  with  re-issuance of
     shares and a 5% bonus of 36,472 shares, valued at $2,188.          43,767
                                                                   -----------
                                                                        68,767
     Current portion                                                    68,767
                                                                   -----------
     Long-term debt                                                  $     --
                                                                   ===========


Convertible Notes Payable

The Company has three convertible notes payable totaling $36,000 at 10% per annum, maturing in 2005 as a result of the Company's extensions of two convertible notes that were originated during 2002. At March 31, 2005 there was $8,032 of accrued unpaid interest on these notes.

A schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:

                     Original       Extended
         Amount    Maturity Date  Maturity Date     Warrants Outstanding
     ------------ -------------- -------------- --------------------------------
     $  16,000      10/11/2003     10/11/2005   40,000 shares at $.40 per share
     $  10,000      11/16/2003     11/16/2005   25,000 shares at $.40 per share
     $  10,000       7/23/2004      7/23/2005   25,000 shares at $.40 per share

These notes can be converted into common stock for the same amount of shares as their right to purchase shares through their warrants. Management plans to convert these to equity in 2005; however if the Company has the ability to make all note payments under their terms and does not convert or further extend the convertible notes payable, the minimum annual payment is as follows:


                              Year       Amount
                            ---------  ----------
                              2005      $ 36,000

Warehouse Facility

On September 3, 2004, the Company's wholly owned subsidiary, Silverado Mortgage Corporation signed an agreement for a $2,000,000 mortgage warehouse and security facility.

The warehouse facility requires a demand note. The demand note, in the event of a default, stipulates that any outstanding balance of the warehouse facility can be called at any time, inclusive of interest. Interest is payable when loans are sold (no later than 45 days) at 4.5% above the one month LIBOR rate. The note is subject to mandatory prepayments and is collateralized by the mortgage loans and other predetermined assets.

As of March 31, 2005 the outstanding balance was $791,250.

8. Operating Lease Commitments

During April 2004, the Company became responsible for a lease for 2,512 square feet in an office building in Pleasanton, California. The lease is for a period of three years ending on May 31, 2007 with an option to renew for an additional three years. The base rental under the lease is $52,752 per annum ($4,396 per month) during the first twelve-month period, $54,259 per annum ($4,522 per month) for the second twelve-month period and $55,766 per annum ($4,647 per month) during the third twelve-month period. The lease provides for the Company to pay its proportionate share of the landlord's common costs.

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

Lease expense for the three months ended March 31, 2005 was $55,296.

Minimum future commitments under all operating leases are as follows for the years ended December 31,


         Year          Amount
       ---------    -----------
         2005       $   193,881

         2006           275,138

         2007           227,236

         2008             8,250
                    -----------
                    $   704,505
                    ===========

9. Income Taxes

The components of the provision for income tax consist of the following for the three months ended March 31, 2005:


     Current tax expense - state                   $      1,600
     Deferred tax benefit:
     Federal                                            141,933
     California                                          45,058
     Change in valuation allowance                     (186,991)
                                                 --------------
     Total deferred tax expense                               -
                                                 --------------
     Provision for income taxes                    $      1,600
                                                 ==============

The Company's effective income tax rate is higher than what would be expected if the federal statutory rate were applied to loss from operations primarily because of net operating losses deductible for financial reporting purposes that are not deductible for tax purposes. A full valuation allowance against net deferred tax assets was recorded at March 31, 2005, due to the Company's uncertainty as to future realization of income tax loss carry-forwards.

A reconciliation of the Company's income tax expense rate to U.S. federal statutory rate for the three months ended March 31, 2005 is as follows:

     Federal statutory rates                               (15%)
     State statutory rates                                  (9%)
     Change in valuation allowance                          23%
                                                 --------------
                                                             1%
                                                 ==============

9. Income Taxes (continued)

At March 31, 2005, the Company had realized federal net operating losses of approximately $8,825,215. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The net operating losses expire, as follows:

                                      Realty Capital
                     Consolidated      Corporation      Financial Services, Inc.
    Expiration          Federal           State                  State
-----------------   --------------   ---------------   -------------------------
       2009          $      44,994
       2010                379,485    $    2,109,954
       2011                461,101           318,228
       2012                236,028            76,034
       2013                                  522,756
       2014                                  119,873        $         389,827
       2018                861,526
       2019                603,950
       2020              3,670,269
       2021                578,596
       2022                126,723
       2023                871,260
       2024                991,283
                    --------------   ---------------   ----------------------
                     $   8,825,215    $    3,146,845        $         389,827
                    ==============   ===============   ======================

10. Loss Per Share

At March 31, 2005, there were convertible notes with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the three months ended March 31, 2005, because the effect of their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:


                                         Basic Loss        Diluted Loss
                        Net (Loss)        Per Share          Per Share
                    -----------------------------------------------------
       Loss           $   (125,101)     $   (125,101)
       Shares                             18,694,649
       Per share                        $      (0.01)        $     (0.01)

Convertible notes and warrants to purchase 90,000, 90,000 and 65,000 shares, and options to purchase 90,000, 90,000 and 65,000 shares of common stock were outstanding at March 31, 2005. All shares which could be exercised from convertible notes, warrants and stock options were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.


11. Related Party Transactions

On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767, of Silverado Financial, Inc. stock to allow the Company the capability to issue more shares for financing transactions and services. Silverado Financial, Inc. will satisfy the note obligation with re-issuance of shares and a 5% bonus of 36,472 shares, valued at $2,188.


12. Contingencies

On January 27, 2004 DL Pacific Center LP (DL Pacific) filed a lawsuit for $40,444 plus costs and attorney's fees against the Company in San Diego County Superior Court. The suit alleges that, after the purchase of San Francisco
Funding, Inc. (SFF) in November 2003, the Company assumed SFF's obligations pursuant to DL Pacific's lease with SFF by accepting the benefits of such lease and by negotiating with DL Pacific for amendments to the lease. The purchase was never consummated. Silverado Financial Inc. has agreed to settle the lawsuit for the nuisance value of $2,500.

Silverado Financial, Inc. has filed a cross-complaint against SFF and its major stockholder Mr. and Mrs. Daniel Selis, for indemnity for the cost of defending the Vener lawsuit, and punitive damages resulting from breach of contract, fraud and/or interference with the Company's advantageous business relationships.

On May 12, 2004 The Subway.Com filed for arbitration for $60,000 plus interest against the Company in the state of Florida. The suit claims breach of contract for stock promotion services. The Company believes it has meritorious defense and that no contract was ever consummated. Arbitration is scheduled for August 22, 2005.

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

13. Subsequent Events

On May 5, 2005 Silverado Financial, Inc., entered into an agreement to purchase Core One Mortgage, Inc., an Illinois Corporation, and fifty percent of Liberty Settlement Services, Inc., a Pennsylvania limited liability corporation, in exchange for $3,062,674. The purchase will be in the form of $62,674 cash, $1,000,000 worth of Silverado Financial, Inc. convertible preferred stock which shall be convertible into not less than $1,000,000 worth of Silverado Financial, Inc. common stock, and a $2,000,000 8% promissory note, payable over three years.

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

During the 1st Quarter the company had one wholly owned subsidiary: Silverado Mortgage Corporation ("SMC").

SMC operates as a mortgage brokerage and mortgage banking company licensed by the California Department of Real Estate and by the California Department of Corporations as a Consumer Finance Lender. SMC generated all of the Company's 2004 revenue through its offices in Campbell and Pleasanton, California and Phoenix Arizona.

In addition to continuing, and expanding, the operation of SMC, other activities have consisted of developing the business plan, obtaining a warehouse line of credit, raising capital, business plan implementation and recruiting and training sales people. For the year ending December 31, 2004, the Company had revenues of $919,930, and has expensed operating costs in the amount of $1,590,650. Historically, the Company has had nominal cash resources and has been largely dependent on the direct financial support from a few shareholders, directors and officers along with limited revenue to pay for cash expenditures. In addition, the Company has been dependent on its officers; directors and certain key vendors accepting restricted common stock for their services.

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

Silverado currently operates 3 offices in California, corporate headquarters and retail sales office in Pleasanton, California, a sales office in Campbell, California, a sales office in Walnut Creek California and a sales office in Phoenix, Arizona.

Because of Silverado's focus on the Non-Prime borrower, and the subsequent growth of that market segment, the Company is largely insulated from interest rate increases unlike many of its competitors in the highly sensitive Prime "A" paper market segment.

Recent Operating Highlights

Management achieved several significant operational milestones during 2004, including the following:

     o    Grew revenue to approximately $1mm approximately 10x 2003 revenue
     o    Year-End 2004 Originations of approximately $75mm
     o    Continual Quarter-Over-Quarter growth in excess of 1.5x
     o    Established Silverado as a Mortgage Bank with a $2mm Warehouse Line
     o    Established 12 new Correspondent Relationships
     o    Tripled the size of the Campbell office
     o    Expanded into Pleasanton, California
     o    Expanded into Phoenix, Arizona
     o    Created a Spanish/Latino hub operation
     o    Acquired Software Platform Upgraded and Operational
     o    Developed and Implemented proprietary training program
     o    Hired and trained 50+ new Lending Associates

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

FORWARD LOOKING STATEMENTS

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results implied by such forward looking statements. Although we believe that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

o Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above, which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

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

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a "high-cost" loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our planned activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower's ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputation reasons, many whole loan buyers elect not to purchase any loan labeled as a "high cost" loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, many lenders and secondary market buyers refused to finance or purchase Georgia loans. As a result, many companies were forced to cease providing mortgages in Georgia until the law's amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 ("New Jersey Home Ownership Act of 2002"), and in New Mexico, as of January 1, 2004 ("New Mexico Home Loan Protection Act"), that have impacted origination of loans in those states. The potential long-term reduction in loans in New Jersey and in New Mexico could be quite severe. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may as a consequence be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage-lending practices. Passage of such laws could increase compliance costs, reduce fee income and reduce origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff's damages. This is the first case we know of in, which an investment bank was held partly responsible for violations committed by the bank's mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, have a negative effect on our results of operations, financial condition and business prospects.

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

We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses; such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

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

In 2004, 100% of the mortgage loans we originated were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, or a major terrorist attack in California could adversely affect the value of the mortgaged properties in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to purchase, originate and securitize mortgage loans, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by the third parties or us on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our results of operations, financial condition and business prospects.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Rapid growth places, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2003, we had no employees, as all of our personnel were independent contractors; however, we have recently applied for licensure under the California Department of Corporations as a Consumer Finance Lender and will begin hiring loan executives as employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

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

ITEM 3: CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer, after evaluating the effectiveness of the our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to him by others within those entities.

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

ITEM 2. CHANGES IN SECURITIES

On January 14, 2005 the Company issued 410,000 S-8 shares in payment for legal services and as retainer for future service to out corporate attorney David Kahn. The value of the securities at the time was $37,000. The company also issued 32,675 shares to Martin Fisher for work on the Company's software the value of the shares was $$2,950. We also issued 20,750 shares to Allen Suzuki for accounting services the value of the shares was $1,867.50. Juan Negron was issued 4,572 S-8 shares in payment for work on computers and network infrastructure at a value of $1000.00.

On January 14, 2005 the Company issued 10,000 shares of restricted stock in exchange for furniture and fixtures for the Phoenix, Arizona of to Justin Berry.

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

SILVERADO FINANCIAL, INC.



                                            /s/ John E. Hartman
                                            ------------------------------------
                                            Date: May 28, 2005
                                            By: John E. Hartman
                                            President, Chief Executive Officer &
                                            Interim Chief Financial Officer