Form 10QSB
period 2005-06-30
SILVERADO FINANCIAL INC
filed 2005-08-29
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005


                        Commission File Number 000-29049

                            SILVERADO FINANCIAL, INC.
   _______________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       86-0824125
________________________________________________________________________________
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                     Identification Number)




  5976 W. Las Positas, Suite 218, Pleasanton, CA              94588
________________________________________________________________________________
    (Address of principal executive offices)                (Zip Code)


                        Telephone Number: (925) 227-1500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


As of June 30, 2005, 19,376,770 of the registrant's common stock, $0.01 par value per share, were issued and outstanding.

                           SILVERADO FINANCIAL, INC.
                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION .............................................. 3

Item 1. Financial Statements ..............................................  3

        Report of Independent Auditors ....................................  3

        Consolidated Balance Sheet ..................................... 4 - 5

        Consolidated Statements of Income .................................. 6

        Consolidated  Statements  of  Stockholders' Equity  ...............  7

        Consolidated Statements of Cash Flows  ............................. 8

        Notes to Financial Statements ................................. 9 - 21

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 22

Item 3. Controls and Procedures ........................................... 37

PART II. OTHER INFORMATION ................................................ 37

Item 1. Legal Proceedings ................................................. 37

Item 2. Changes in Securities ............................................. 38

Item 3. Defaults Upon Senior Securities ................................... 38

Item 4. Submissions of Matters to a Vote of Security Holders .............. 38

Item 5. Other Information ................................................. 38

Item 6. Exhibits and Reports on Form 8-K .................................. 38

Signatures ................................................................ 39

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


[SLLMnn & Yang Letter Head]


Report of Independent Accountants


To the Board of Directors and Stockholders
Silverado Financial, Inc.
Pleasanton, California


We have reviewed the accompanying consolidated balance sheets of Silverado Financial, Inc. (a Nevada corporation), as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Silverado Financial, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



SALLMANN, YANG & ALAMEDA
An Accountancy Corporation


Pleasanton, California
August 26, 2005

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                                 June 30,
                                                          2005             2004
                                                   -----------      -----------
Asset
  Current assetsCash                               $   226,072      $    42,446
  Accounts receivable                                   31,328            3,003
  Stock receivable                                       7,857             --
  Mortgage receivable                                  245,000             --
  Investment receivable                                 26,990             --
  Prepaid expenses                                      27,686             --
                                                   -----------      -----------
Total current assets                                   564,933           45,449

Property and equipment
  Furniture and equipment                              398,009          146,271
  Intellectual property                                699,010             --
  Accumulated depreciation and amortization           (346,266)         (31,729)
                                                   -----------      -----------
Total property and equipment                           750,753          114,542

Other assets
  Deposits                                              44,677           11,547
  Other intangibles                                       --          1,398,020
  Goodwill                                           2,910,920             --
                                                   -----------      -----------
Total other assets                                   2,955,597        1,409,567
                                                   -----------      -----------
Total assets                                       $ 4,271,283      $ 1,569,558
                                                   ===========      ===========

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                                 June 30,
                                                           2005            2004
                                                   ------------    ------------
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                 $    217,537    $    273,572
  Warehouse facility payable                            245,000            --
  Due to affiliates                                        --               939
  Equity advances                                        70,500            --
  Payroll taxes payable                                 247,074            --
  Income taxes payable                                    3,200            --
  Accrued wages                                         394,155            --
  Accrued liabilities                                   107,680         125,813
  Notes payable - stockholders                           43,767            --
  Convertible notes                                        --            36,000
Notes payable - current portion                         522,402            --
                                                   ------------    ------------
Total current liabilities                             1,851,315         436,324

Long-term debt
  Notes payable                                       1,410,676         275,000
                                                   ------------    ------------
Total long-term debt                                  1,410,676         275,000
                                                   ------------    ------------
Total liabilities                                     3,261,991         711,324

Stockholders' equity
  Preferred stock, $.001 par value,
    1,000,000 shares authorized, 100,000 and 0
     shares issued and oustanding, respectively       1,000,000            --
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    19,835,524 and 19,376,770 shares issued              19,835          17,377
   and oustanding, respectively
  Additional paid in capital                         11,057,748      10,816,749
  Deferred compensation                                    --           (18,130)
  Accumulated deficit                               (11,068,291)     (9,957,762)
                                                   ------------    ------------
Total stockholders' equity                            1,009,292         858,234
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  4,271,283    $  1,569,558
                                                   ============    ============

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                        Consolidated Statements of Income

                                                      For the Three Months           For the Six Months
                                                          Ended June 30,                Ended June 30,
                                                       2005           2004           2005           2004
                                                -----------    -----------    -----------    -----------
Income
 Net sales                                      $   887,862    $   204,098    $ 1,407,622    $   312,783

 Cost of sales                                      157,023           --          301,583           --
                                                -----------    -----------    -----------    -----------
Gross profit                                        730,839        204,098      1,106,039        312,783

Operating expenses
 Selling, general and administrative expenses     1,053,455        381,348      1,477,059        693,226
 Depreciation and amortization                       86,297          7,114        152,430         13,828
                                                -----------    -----------    -----------    -----------
Total operating expenses                          1,139,752        388,462      1,629,489        707,054
                                                -----------    -----------    -----------    -----------
Operating loss                                     (408,913)      (184,364)      (523,450)      (394,271)

Other income (expense)

 Interest income                                      7,814           --            7,814           --

 Gain on sale of investments                           --             --             --            9,814

 Investment income                                   26,990           --           26,990           --
 Interest expense                                   (21,037)        (6,383)       (23,021)       (12,765)
                                                -----------    -----------    -----------    -----------
Total other income (expense)                         13,767         (6,383)        11,783         (2,951)
                                                -----------    -----------    -----------    -----------

Loss before income taxes                           (395,146)      (190,747)      (511,667)      (397,222)

Provision for income taxes                             --             --            3,200           --
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (395,146)   $  (190,747)   $  (514,867)   $  (397,222)
                                                ===========    ===========    ===========    ===========

Loss per share (basic)                                (0.02)   $     (0.01)   $     (0.03)   $     (0.02)
                                                ===========    ===========    ===========    ===========

Loss per share (dilutive)                             (0.02)   $     (0.01)   $     (0.03)   $     (0.02)
                                                ===========    ===========    ===========    ===========

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                 Consolidated Statements of Stockholders' Equity
                 For the Six Months Ended June 30, 2005 and 2004


                                                          Additional                                    Total
                                    Common Stock           Paid-in      Deferred      Accumulated   Stockholders'
                                Shares        Amount       Capital    Compensation       Deficit        Equity
                             -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003    14,839,492   $    14,839   $10,455,513   $   (16,000)   $(9,560,541)   $   893,811


Shares issued for payables     1,917,924         1,073       152,694          --             --          153,767

Shares issued for services     2,004,354         1,121       159,576        (2,130)          --          158,567

Shares issued for cash           615,000           344        48,966          --             --           49,310

Net loss                            --            --            --            --         (397,221)      (397,221)
                             -----------   -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2004        19,376,770   $    17,377   $10,816,749   $   (18,130)   $(9,957,762)   $   858,234
                             ===========   ===========   ===========   ===========    ===========    ===========

                                                                                                     Additional         Total
                                   Preferred Stock              Common Stock            Paid-in     Accumulated    Stockholders'
                                 Shares       Amount        Shares        Amount        Capital         Deficit        Equity
                            ------------   -----------   -----------   -----------   ------------   ------------    ------------
Balance, December 31, 2004   $      --     $      --     $18,216,697   $    18,217   $ 10,889,713   $(10,553,424)   $    354,506

Shares issued for payables        100,000    1,000,000       984,691           984         81,722           --         1,082,706

Shares issued for services          --         634,136           634        86,313           --           86,947

Net loss                            --            --            --            --             --         (514,867)       (514,867)

Balance, June 30, 2005       $   100,000   $ 1,000,000   $19,835,524   $    19,835   $ 11,057,748   $(11,068,291)   $  1,009,292
                            ============   ===========   ===========   ===========   ============   ============   =============

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                      Consolidated Statements of Cash Flows

                                                 For the Six Months Ended June 30,
                                                         2005           2004
                                                      -----------    -----------
Operating activities
Net loss                                              $  (514,867)   $  (397,222)
Adjustments to reconcile net loss to
cash flows from operating activities:
Depreciation and amortization                             152,430         31,698
Loss on sale of marketable securities                        --           (9,813)
Stock for services and payables                           169,653        271,424
(Increase) decrease in:
Accounts receivable                                       (14,442)         8,402
Mortgage receivable                                      (245,000)          --
Investment receivable                                     (26,990)          --
Prepaid expenses                                          (16,762)          --
Deposits                                                  (22,780)        (4,647)
Increase (decrease) in:
Accounts payable                                          161,667         28,753
Warehouse facility payable                                245,000           --
Due to affiliates                                            --           11,919
Equity advances                                            70,500           --
Payroll taxes payable                                     160,777           --
Income taxes payable                                          800           --
Accrued wages                                             187,723           --
Accrued liabilities                                        96,375         12,764
                                                      -----------    -----------
Net cash provided by (used in) operating activities       404,084        (46,722)

Investing activities
Proceeds from the sale of investments                        --           72,350
Purchases of property and equipment                      (158,788)       (12,000)
Purchase of goodwill                                   (2,910,920)          --
                                                      -----------    -----------
Net cash provided by (used in) investing activities    (3,069,708)        60,350

Financing activities
Proceeds from private placements of stock                    --           27,588
Proceeds from issuance of preferred stock               1,000,000           --
Proceeds from note payable                              2,000,000           --
Payment on note payable                                  (127,922)          --
                                                      -----------    -----------
Net cash provided by financing activities               2,872,078         27,588

Net increase in cash                                      206,454         41,216
Cash at beginning of period                                19,608          1,230
Cash at end of period                                 $   226,062    $    42,446
                                                      ===========    ===========
 Supplemental disclosure of
 cash flow information:
 Interest expense                                     $    13,423    $      --
 Income tax expense                                   $     1,600    $      --

 Supplemental disclosure of non-cash
 investing and financing activities:
 Receipt of 461,822 common shares for
 decrease in valuation of software purchased
 with Financial Software, Inc.                        $      --      $   (23,091)

 Relinquishment of notes payable for decrease in
 valuation of software purchased with
 Financial Software, Inc.                             $      --      $  (275,000)

 Issuance of 100,000 preferred shares in the
 purchase of Core One Mortgage, Inc.                  $ 1,000,000    $      --

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                   Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


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

As of June 30, 2005, the Company had three wholly owned subsidiaries as follows:

     o    Financial Software, Inc. (FSI)
     o Realty Capital Corporation (RCC) doing business as Silverado Mortgage Corporation (SMC)
     o    Core One Mortgage, Inc.

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

On May 5, 2005 the Company acquired all of the issued and outstanding shares of Core One Mortgage, Inc., a Chicago based sub-prime mortgage broker ("Core One") along with entitlement to fifty percent of the future net income of Liberty Settlement Services (a Pennsylvania based title company), for $3,000,000 in a combination of preferred stock and structured debt. Core One currently operates from three branch office locations: Chicago, Illinois; Pittsburgh, Pennsylvania; and Baltimore, Maryland; with licensing to do business in Florida and South Carolina.

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

As shown in the accompanying financial statements, the Company had a net loss of $514,867 for the six months ended June 30, 2005. It has incurred an accumulated deficit of $11,068,291 and has a deficit of working capital of $1,286,382 as of June 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The Company has prepared the financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Principles of Consolidation

The accompanying consolidated financial statements include the operations, account balances and cash flows of the Company and its wholly owned subsidiaries, Financial Services, Inc., Silverado Mortgage Corporation, (formerly Realty Capital Corporation) and Core One Mortgage, Inc. Intercompany transactions and account balances have been eliminated in consolidation. The operations are consolidated from their respective acquisition dates of November 19, 2002 (Financial Services, Inc.), May 9, 2003 (Silverado Mortgage Corporation) and May 5, 2005 (Core One Mortgage, Inc.).

Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions located in California. The balances held are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2005 the Company's account balances did not exceed these limits.

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

At June 30, 2005, the Company's investments held for sale were $0. The Company acquired an investment in Liberty Settlement Services, LLC on May 5, 2005. From that date, forward, 50% of the income is owned by the Company. The Company's share of income through June 30, 2005 is valued at $26,990 which is to be distributed at some point in the future.

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

Depreciation expense for the six months ended June 30, 2005, was $35,928. Amortization expense for the six months ended June 30, 2005, was $116,502.

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

Convertible Notes

Statement of Financial Accounting Standards No. 150 (SFAS), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities.

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

The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested. There was no charge to expense for the value of the options during the six months ended June 30, 2005, as no options were issued.

Revenue Recognition

Sales are generally recognized at the time of loan funding, provided that no significant vendor obligations exist and collections of accounts receivable are probable.

Advertising

Advertising costs are expensed as incurred. For the six months ended June 30, 2005, the Company did not incur any advertising costs.

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

On November 19, 2002, in connection with the acquisition of Financial Software, Inc., the Company acquired certain software, web sites and intellectual property which can aggregate financial information from a large number of data sources on an individual basis, amalgamate the host of disparate objectives as they relate to a person's financial goals, be they investment or debt related or any combination. This software suite, together with mortgage generation capabilities can create a variety of new and different mortgage, investment or insurance products. The Company recorded the software on its books at the seller's basis of $1,398,020. The Company engaged an experienced software developer based in Palo Alto, California to perform an independent, third party valuation of the software during 2003.

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

As of June 30, 2005 there remained 157,131 shares or $7,857 receivable from SRD Technologies. The note payable of $275,000, with corresponding accrued interest of $41,047 and $7,500 in accounts payable have been reversed as of December 31, 2004 with a resulting impairment expense of $389,753.

The Company placed the software into service in October 2004 and is amortizing the software over a three year period commencing upon the in-service date. Amortization expense for the six months ended June 30, 2005 was $116,502. Amortization expense is estimated to be as follows for the years ended December 31:

                   Year                               Amount
          -----------------------            ----------------------
                   2005                             $ 233,003
                   2006                               233,003
                   2007                               174,761
                                             ----------------------
                                                    $ 640,767
                                             ======================

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

On May 9, 2003 the Board of Directors approved the acquisition of Realty Capital Corporation (doing business as Silverado Mortgage Corporation), a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman (President of Silverado Financial, Inc.) abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital Corporation and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

Through the acquisition of Realty Capital Corporation, the Company acquired total assets of $168,233, consisting of $33,963 in accounts receivable and prepaid expenses, $49,284 in computers and equipment, and $84,986 in furniture. The Company also acquired liabilities of $7,871 in accounts payable and $32,708 through the assumption of notes payable.

On April 29, 2005 the Board of Directors approved the acquisition of Core One Mortgage, Inc., a mortgage brokerage company and fifty percent of Liberty Settlement Services' future net profits for $3,000,000 in combination of $1,000,000 of preferred stock to convert to $1,000,000 of common stock after December 31, 2005, but not later than January 15, 2006, and a $2,000,000 note payable with 8% interest, payable in monthly installments of $52,673.

Through the acquisition of Core One Mortgage, Inc., the Company acquired total assets of $3,089,905, consisting of $10,396 of accounts receivable, $118,972 of fixed assets, net of accumulated depreciation, $24,990 investment receivable, $5,227 prepaid expense, $17,400 security deposit and $2,910,920 in goodwill. The Company also acquired liabilities of $100,000 in accounts payable and $95,272 in accrued expenses.

The following supplemental information is on a consolidated proforma basis for Silverado Financial, Inc. It details the results of operations for the six months ended June 30, 2005, including the activity of Core One Mortgage, Inc.


          Net sales                                     $ 2,249,716
          Cost of sales                                     371,201
                                                        -----------
          Gross profit                                    1,878,515

          Operating expenses
          Selling, general and administrative expense     2,061,386
          Depreciation expense                              152,430
                                                        -----------
          Total operating expenses                        2,213,816
                                                        -----------
          Operating loss                                   (335,301)

          Other income
          Interest income                                    11,646
          Investment income                                  26,990
                                                        -----------
          Total other income                                 38,636

          Loss before taxes                                (296,665)
          Provision for income taxes                          6,581
                                                        -----------
          Net loss                                      $  (303,246)
                                                        ===========

Contingent Payments

The Company issued $1,000,000 of convertible preferred stock for the purchase of Core One Mortgage, Inc. as described above. The stock must be converted into common stock after December 31, 2005, but not later than January 15, 2006, at not less than $1,000,000 worth of the Company's common stock at the closing ask price, as reported by www.nasdaq.com. Should Core One Mortgage, Inc.'s earnings before interest, taxes and depreciation (EBITDA) for the year ended December 31, 2005 be greater than $900,000, the convertible preferred stock will be increased to 1.5 times the dollar value in excess of $900,000. The Company can redeem the convertible preferred stock at any time prior to conversion, for cash payments of the unpaid principal balance due on that date.


5. Accounts Payable

As of June 30, 2005, the Company owes its vendors a total of $217,537, of which approximately $16,631 were outstanding over ninety days.


6. Equity Advance

As of June 30, 2005, the Company had received advance payments on the issuance of common stock for $70,500.

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

On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767,  of Silverado  Financial,  Inc.  stock to allow the  Company the  capability  to issue more shares for financing  transactions and services.  Silverado  Financial,
Inc. will satisfy the note  obligation  with  re-issuance of
shares and a 5% bonus of 36,472 shares, valued at $2,188.                43,767

Per the purchase agreement of Core One Mortgage, Inc. on May
5,  2005,  the  Company  issued  a  note  in the  amount  of
$2,000,000,  at 8.00%,  with  monthly  payments  of $52,673, payable over three years,  with a final  payment of $491,505 on  March  6,  2008,  commencing  May  6,  2005.  As of  the financial statement date,  $1,908,078 of the original amount
remains and $497,402 is the current portion.                         $1,908,078


                                                          ----------------------
                                                                      1,976,845
Current portion, other                                                 (522,402)
Current portion, stockholder                                            (43,767)
                                                          ----------------------
Long-term debt                                                      $ 1,410,676
                                                          ======================

Minimum future commitments under notes payable are as follows for the years ended December 31,


                   Year                               Amount
          -----------------------            ----------------------
                   2005                             $ 312,511
                   2006                               517,633
                   2007                               560,596
                   2008                               586,105
                Thereafter                                  -
                                             ----------------------
                                                       $ 1,976,845
                                             ======================

Convertible Notes Payable

The Company had three convertible notes payable which matured April 4, 2005. A schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:


                Original        Extended
 Amount      Maturity Date    Maturity Date      Warrants Outstanding          Converted to Equity
--------------------------------------------------------------------------------------------------
 $16,000      10/11/2003      10/11/2005     40,000 shares at $.40 per share       04/04/2005
 $10,000      11/16/2003      11/16/2005     25,000 shares at $.40 per share       04/04/2005
 $10,000      07/23/2004      07/23/2005     5,000 shares at $.40 per share        04/04/2005


These notes were converted into common stock for the same amount of shares as their right to purchase shares through their warrants.

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

As of June 30, 2005 the outstanding balance was $245,000.


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

During September 2004, the Company became responsible for a lease for 6,000 square feet in an office building in Campbell, California. The lease is for a period of three years ending on October 31, 2007. The Company rented more space in the current period resulting in an increase in lease costs and obligations. Because of this, an amendment to the lease went into effect, June 1, 2005, setting the rent at $160,560 per annum ($13,380 per month) during the next five month period, $169,500 ($14,125 per month) during the subsequent twelve month period and $178,380 ($14,865 per month) during the final eleven months. The lease provides for the Company to pay its proportionate share of the landlord's common costs.

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

As a result of the acquisition of Core One Mortgage, Inc., the Company assumed lease obligations for properties in several states. A lease for office space in Libertyville, Illinois for a period of three years ending on May 31, 2007 is $40,200 per annum ($3,350 per month) throughout the term of the lease. A lease for office space in Wexford, Pennsylvania for a period of three years ending on September 30, 2008 is $93,555 per annum ($7,796 per month) throughout the term of the lease. A lease for office space in Forest Hill Industrial Park, Maryland for a period of three years ending on September 30, 2007 is $33,000 per annum ($2,750 per month) throughout the term of the lease.

Lease expense for the six months ended June 30, 2005 was $157,780.

Minimum future commitments under all operating leases are as follows for the years ended December 31:

                    Year                              Amount
          -----------------------            ----------------------
                    2005                            $ 248,853
                    2006                              570,143
                    2007                              490,060
                    2008                              118,392
                 Thereafter                                 -
                                             ----------------------
                                                  $ 1,427,448
                                             ======================

9. Income Taxes

The components of the provision for income tax consist of the following for the six months ended June 30, 2005


          Current tax expense - state          $   1,600
          Prior tax expense - state                1,600
          Deferred tax benefit:
          Federal                                141,933
          California                              45,058
          Change in valuation allowance         (186,991)
                                               ---------
          Total deferred tax expense                --
                                               ---------
          Provision for income taxes           $   3,200
                                               =========

The Company's effective income tax rate is higher than what would be expected if the federal statutory rate were applied to loss from operations primarily because of net operating losses deductible for financial reporting purposes that are not deductible for tax purposes. A full valuation allowance against the net deferred tax assets was recorded at June 30, 2005, due to the Company's uncertainty as to future realization of income tax loss carryforwards.

A reconciliation of the Company's income tax expense rate to U.S. federal statutory rate for the six months ended June 30, 2005 is as follows:

          Federal statutory rates                   (15%)
          State statutory rates                      (8%)
          Change in valuation allowance              24%
                                               -----------
                                                      1%
                                               ===========

As of June 30, 2005, the Company had realized federal net operating losses of approximately $8,825,215. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The net operating losses expire, as follows:


                                          Realty Capital
                       Consolidated        Corporation  Financial Services, Inc.
     Expiration          Federal              State              State
--------------------------------------------------------------------------------
        2009            $ 44,994
        2010             379,485         $ 2,109,954
        2011             461,101             318,228
        2012             236,028              76,034
        2013                                 522,756
        2014                                 119,873            $ 389,827
        2018            861,526
        2019            603,950
        2020          3,670,269
        2021            578,596
        2022            126,723
        2023            871,260
        2024            991,283
                 ---------------------------------------------------------------
                    $ 8,825,215          $ 3,146,845            $ 389,827
                 ===============================================================

10. Loss Per Share

As of June 30, 2005, there were convertible notes with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the six months ended June 30, 2005, because the effect of their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                                  Basic Loss      Diluted Loss
                                 Net (Loss)      Per Share          Per Share
                             -------------------------------------------------
          Loss                $   (514,867)   $  (514,867)
          Shares                               19,835,524
          Per share                          $      (0.03)        $    (0.03)

11. Related Party Transactions

On May 9, 2003 the Board of Directors approved the acquisition of Realty Capital Corporation (doing business as Silverado Mortgage Corporation), a mortgage brokerage company, from John E. Hartman (President of Silverado Financial, Inc.) for 729,452 restricted common shares. Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of Realty Capital Corporation and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of Realty Capital Corporation, respectively.

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

Silverado Financial, Inc. has filed a cross-complaint against SFF and its major stockholders, Mr. and Mrs. Daniel Selis, for indemnity for the cost of defending the Vener lawsuit, and punitive damages resulting from breach of contract, fraud and/or interference with the Company's advantageous business relationships.

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

Silverado acquired Financial Software, Inc. on November 19, 2002 in a share for share exchange basis for 4,400,000 shares of common stock. Financial Software, Inc. (FSI), a New Jersey corporation engaged in the development of Internet and Intranet financial software in addition to operating several financial industry publishing websites. Silverado acquired FSI in order to gain access to certain proprietary software products owned by FSI which we intend to further develop and extend into a comprehensive back office platform necessary to accomplish managements business objectives. Financial Software has been merged into Silverado Financial, Inc. effective the first quarter of 2005.

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

Recent Operating Highlights

Management achieved several significant operational milestones during 2004, including the following:

     o    Grew Q2 Revenue to approximately $900k, surpassing total 2004 revenue
     o    Year-To-Date 2005 Revenue $1.75mm
     o    Transitioned to Mortgage Banking Operation
     o    Expanded into Walnut Creek, California
     o    Acquired Core One Mortgage, Inc.
     o    Implemented acquisition strategy
     o    Achieving   Revenue   milestones   as  per  business  plan  through  a
          combination of acquisition and organic growth
     o    Created National Retail Platform
     o Hired Instream Partners as advisory firm to increase shareholder awareness and finance future acquisitions
     o    Continual Quarter-Over-Quarter growth in excess of 1.5x
     o    Year-to-Date Originations of approximately $110mm


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We intend to service the loan we originate on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual municipalities have begun to enact laws that restrict loan-servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

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

On May 12, 2004 The Subway.Com filed for Arbitration for $60,000 plus interest against us in the state of Florida. The suit claims breach of contract for stock promotion services. The Company believes it has meritorious defense and that no contract was ever consummated. On July 16, 2004, the company was served with a complaint by the State of California, Department of Industrial Relations on behalf of a former contractor for back wages of $10,937.50 and penalties of $288.46 for an indeterminate number. It is management's opinion, that we have meritorious defenses based upon the facts, among others, that claimant was acting as an independent contractor who was paid for services performed and her claims are baseless.

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

ITEM 2. CHANGES IN SECURITIES

On January 14, 2005 the Company issued 410,000 S-8 shares in payment for legal services and as retainer for future service to out corporate attorney David Kahn. The value of the securities at the time was $37,000. The company also issued 32,675 shares to Martin Fisher for work on the Company's software the value of the shares was $$2,950. We also issued 20,750 shares to Allen Suzuki for accounting services the value of the shares was $1,867.50. Juan Negron was issued 4,572 S-8 share in payment for work on computers and network infrastructure at a value of $1000.00.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Chief Executive Officer Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Quarterly Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

          Form 8-K Filed with the SEC on May 17, 2005 regarding the Acquisition of CoreOne Mortgage and Liberty Settlement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SILVERADO FINANCIAL, INC.


 /s/ John E. Hartman
 -------------------------------------
Date: August 26, 2005
By: John E. Hartman
President, Chief Executive Officer