Form 10QSB/A
period 2005-06-30
SILVERADO FINANCIAL INC
filed 2005-09-13
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  First Amended

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                        Commission File Number 000-29049

                            SILVERADO FINANCIAL, INC.
________________________________________________________________________________
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

                          SILVERADO FINANCIAL, INC.
                           INDEX TO FORM 10-QSB/A


PART I. FINANCIAL INFORMATION .............................................. 3

Item 1. Financial Statements

        Report of Independent Accountants .................................. 3

        Consolidated Balance Sheet (Assets) June 30, 2005 and 2004 ......... 4

        Consolidated  Balance Sheet  (Liabilities) June 30, 2005
           and  2004 ....................................................... 5

        Consolidated Statements of Income For the Three Months Ended
           June 30, 2005 and 2004 and For the Six Months Ended June 30,
           2005 and 2004 ................................................... 6

        Consolidated  Statements of Stockholders' Equity For the Six
           Months Ended June 30, 2005 and 2004 ............................. 7


        Consolidated  Statements  of Cash  Flows For the Six  Months
           Ended June 30, 2005 and 2004 .................................... 8

        Notes to Financial Statements ................................... 9-21

Item 2. Management's Plan of Operation ..................................22-36

Item 3. Controls and Procedures ........................................... 36

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


[LOGO OMITTED]

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note One to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALLMANN, YANG & ALAMEDA
An Accountancy Corporation


Pleasanton, California
August 31, 2005

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                                June 30,
                                                         2005            2004
                                                    -----------     -----------
Assets
Current assets
 Cash                                               $   226,072     $    42,446
 Accounts receivable                                     31,328           3,003
 Stock receivable                                         7,857            --
 Mortgage receivable                                    245,000            --
 Investment receivable                                   26,990            --
 Prepaid expenses                                        27,686            --
                                                    -----------     -----------
Total current assets                                    564,933          45,449

Property and equipment
 Furniture and equipment                                401,954         146,271
 Intellectual property                                  699,010            --
 Accumulated depreciation and amortization             (346,266)        (31,729)
                                                    -----------     -----------
Total property and equipment                            754,698         114,542
Other assets
 Deposits                                                44,677          11,547
 Other intangibles                                         --         1,398,020
 Goodwill                                             2,981,526            --
                                                    -----------     -----------
Total other assets                                    3,026,203       1,409,567
                                                    -----------     -----------
Total assets                                        $ 4,345,834     $ 1,569,558
                                                    ===========     ===========

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                                June 30,
                                                        2005            2004
                                                   ------------    ------------
Liabilities and stockholders' equity
Current liabilities
 Accounts payable                                  $    217,537    $    273,572
 Warehouse facility payable                             245,000            --
 Due to affiliates                                         --               939
 Equity advances                                         70,500            --
 Payroll taxes payable                                  247,074            --
 Income taxes payable                                     3,200            --
 Accrued wages                                          394,155            --
 Accrued liabilities                                    107,680         125,813
 Notes payable - stockholders                            43,767            --
 Convertible notes                                         --            36,000
Notes payable - current portion                         522,402            --
                                                   ------------    ------------
Total current liabilities                             1,851,315         436,324

Long-term debt
 Notes payable                                        1,410,676         275,000
                                                   ------------    ------------
Total long-term debt                                  1,410,676         275,000
                                                   ------------    ------------
Total liabilities                                     3,261,991         711,324

Stockholders' equity
 Preferred stock, $.001 par value,
  1,000,000 shares authorized, 100,000 and 0 shares
  issued and oustanding, respectively                 1,000,000            --
Common stock, $.001 par value,
  20,000,000 shares authorized,
  19,835,524 and 19,376,770 shares issued                19,835          17,377
  and oustanding, respectively
 Additional paid in capital                          11,057,748      10,816,749
 Deferred compensation                                     --           (18,130)
 Accumulated deficit                                (10,993,740)     (9,957,762)
                                                   ------------    ------------
Total stockholders' equity                            1,083,843         858,234
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  4,345,834    $  1,569,558
                                                   ============    ============

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                        Consolidated Statements of Income

                                                    For the Three Months             For the Six Months
                                                          Ended June 30,                Ended June 30,
                                                       2005           2004           2005           2004
                                                -----------    -----------    -----------    -----------
Income
 Net sales                                      $   887,862    $   204,098    $ 1,407,622    $   312,783

 Cost of sales                                      157,023           --          301,583           --
                                                -----------    -----------    -----------    -----------
Gross profit                                        730,839        204,098      1,106,039        312,783

Operating expenses
 Selling, general and administrative expenses       992,004        381,348      1,415,608        693,226
 Depreciation and amortization                       86,297          7,114        152,430         13,828
                                                -----------    -----------    -----------    -----------
Total operating expenses                          1,078,301        388,462      1,554,938        707,054
                                                -----------    -----------    -----------    -----------
Operating loss                                     (347,462)      (184,364)      (448,899)      (394,271)

Other income (expense)

 Interest income                                      7,814           --            7,814           --

 Gain on sale of investments                           --             --             --            9,814

 Investment income                                   26,990           --           26,990           --
 Interest expense                                   (21,037)        (6,383)       (23,021)       (12,765)
                                                -----------    -----------    -----------    -----------
Total other income (expense)                         13,767         (6,383)        11,783         (2,951)
                                                -----------    -----------    -----------    -----------

Loss before income taxes                           (320,595)      (190,747)      (437,116)      (397,222)

Provision for income taxes                             --             --            3,200           --
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (320,595)   $  (190,747)   $  (440,316)   $  (397,222)
                                                ===========    ===========    ===========    ===========

Loss per share (basic)                          $     (0.02)   $     (0.01)   $     (0.02)   $     (0.02)
                                                ===========    ===========    ===========    ===========

Loss per share (dilutive)                       $     (0.02)   $     (0.01)   $     (0.02)   $     (0.02)
                                                ===========    ===========    ===========    ===========

See accountants' report and accompanying notes

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
                              ===========    ===========    ===========    ===========    ===========    ===========

                                                                                           Additional                       Total
                                     Preferred Stock                Common Stock            Paid-in    Accumulated     Stockholders'
                                 Shares         Amount         Shares         Amount        Capital        Deficit        Equity
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004   $       --     $       --     $ 18,216,697   $     18,217   $ 10,889,713   $(10,553,424)  $    354,506


Shares issued for payables        100,000      1,000,000        984,691            984         81,722           --        1,082,706

Shares issued for services           --             --          634,136            634         86,313           --           86,947

Net loss                             --             --             --             --             --         (440,316)      (440,316)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2005       $    100,000   $  1,000,000   $ 19,835,524   $     19,835   $ 11,057,748   $(10,993,740)  $  1,083,843
                             ============   ============   ============   ============   ============   ============   ============

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                      Consolidated Statements of Cash Flows


                                               For the Six Months Ended June 30,
                                                          2005           2004
                                                      -----------   -----------
Operating activities
 Net loss                                             $  (440,316)  $  (397,222)
 Adjustments to reconcile net loss to
 cash flows from operating activities:
  Depreciation and amortization                           139,330        31,698
  Loss on sale of marketable securities                      --          (9,813)
  Stock for services and payables                         169,653       271,424
  (Increase) decrease in:
   Accounts receivable                                    (14,442)        8,402
   Mortgage receivable                                   (245,000)         --
   Investment receivable                                  (26,990)         --
   Prepaid expenses                                       (16,762)         --
   Deposits                                               (22,780)       (4,647)
  Increase (decrease) in:
   Accounts payable                                       161,667        28,753
   Warehouse facility payable                             245,000          --
   Due to affiliates                                         --          11,919
   Equity advances                                         70,500          --
   Payroll taxes payable                                  160,777          --
   Income taxes payable                                       800          --
   Accrued wages                                          187,723          --
   Accrued liabilities                                     96,375        12,764
                                                      -----------   -----------
Net cash provided by (used in) operating activities       465,535       (46,722)

Investing activities
 Proceeds from the sale of investments                       --          72,350
 Purchases of property and equipment                     (149,633)      (12,000)
 Purchase of goodwill                                  (2,981,526)         --
                                                      -----------   -----------
Net cash provided by (used in) investing activities    (3,131,159)       60,350

Financing activities
 Proceeds from private placements of stock                   --          27,588
 Proceeds from issuance of preferred stock              1,000,000          --
 Proceeds from note payable                             2,000,000          --
 Payment on note payable                                 (127,922)         --
                                                      -----------   -----------
Net cash provided by financing activities               2,872,078        27,588
Net increase in cash                                      206,454        41,216
Cash at beginning of period                                19,608         1,230
                                                      -----------   -----------
Cash at end of period                                 $   226,062   $    42,446
                                                      ===========   ===========

 Supplemental disclosure of
 cash flow information:
 Interest expense                                     $    13,423          --
 Income tax expense                                         1,600          --

 Supplemental disclosure of non-cash
 investing and financing activities:
 Receipt of 461,822 common shares for
  decrease in valuation of software purchased
  with Financial Software, Inc.                              --     $   (23,091)

 Relinquishment of notes payable for decrease in
  valuation of software purchased with
  Financial Software, Inc.                                   --     $  (275,000)

 Issuance of 100,000 preferred shares in the
  purchase of Core One Mortgage, Inc.                 $ 1,000,000          --

See accountants' report and accompanying notes

                            Silverado Financial, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004


1. Organization and Basis of Presentation

Nature of Operations

Silverado Financial, Inc. (the Company) is incorporated under the laws of the State of Nevada and based in Pleasanton, California in the San Francisco Bay Area. This Company provides first and second mortgage products to borrowers in California through its subsidiary Silverado Mortgage, Corporation.

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

As of June 30, 2005, the Company had three wholly owned subsidiaries as follows:

o        Financial Software, Inc. (FSI)
o        Silverado Mortgage Corporation (SMC)
o        Core One Mortgage, Inc. (Core One)

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

On May 9, 2003, in a non-arms length transaction with John E. Hartman, the Company's President, the Company issued 729,452 shares of restricted common stock at a purchase price of $0.175 per share, which was based on the prior five days average trading price, in exchange for all of the outstanding shares of Silverado Mortgage Corporation (SMC). The purchase price of SMC was $127,654 and was the net asset value of SMC, as determined by an independent, third party valuation. The shares were issued under Section 4(2) of the 1933 Securities Act.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the operations, account balances and cash flows of the Company and its wholly owned subsidiaries, Financial Services, Inc., Silverado Mortgage Corporation, and Core One Mortgage, Inc. Intercompany transactions and account balances have been eliminated in consolidation. The operations are consolidated from their respective acquisition dates of November 19, 2002 (Financial Services, Inc.), May 9, 2003 (Silverado Mortgage Corporation) and May 5, 2005 (Core One Mortgage, Inc.).

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

The Company placed the software into service in October 2004 and is amortizing the software over a three year period commencing upon the in-service date. Amortization expense for the six months ended June 30, 2005 was $116,502. Amortization expense is estimated to be as follows for the years ended December 31:

                       Year                       Amount
                   -------------            ---------------
                      2005                  $       233,003
                      2006                          233,003
                      2007                          174,761
                                           ----------------
                                           $        640,767
                                           ================

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

On May 9, 2003 the Board of Directors approved the acquisition of Silverado Mortgage Corporation (SMC), a mortgage brokerage company, from John Hartman for 729,452 restricted common shares. Mr. Hartman (President of Silverado Financial, Inc.) abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of SMC and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of SMC, respectively.

Through the acquisition of Silverado Mortgage Corporation , the Company acquired total assets of $168,233, consisting of $33,963 in accounts receivable and prepaid expenses, $49,284 in computers and equipment, and $84,986 in furniture. The Company also acquired liabilities of $7,871 in accounts payable and $32,708 through the assumption of notes payable.

On April 29, 2005 the Board of Directors approved the acquisition of Core One Mortgage, Inc., a mortgage brokerage company and fifty percent of Liberty Settlement Services' future net profits for $3,000,000 in combination of $1,000,000 of preferred stock to convert to $1,000,000 of common stock after December 31, 2005, but not later than January 15, 2006, and a $2,000,000 note payable with 8% interest, payable in monthly installments of $62,673.

Through the acquisition of Core One Mortgage, Inc., the Company acquired total assets of $3,133,620 consisting of $129,467 of fixed assets, net of accumulated depreciation, $5,227 prepaid expense, $17,400 security deposit and $2,981,526 in goodwill. The Company also acquired liabilities of $13,620 in accounts payable and incurred 120,000 in acquisition costs. Results of operations for Core One Mortgage, Inc. are included in the consolidated financial statements as of the purchase date of May 5, 2005.

Following are pro forma amounts assuming that the acquisition was made on January 1, 2005:

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


5. Goodwill

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Goodwill of $2,981,526 arose in connection with the acquisition or Core One, Mortgage, Inc. No impairment loss has been recognized in the reporting unit.

6. Accounts Payable

As of June 30, 2005, the Company owes its vendors a total of $217,537, of which approximately $16,631 were outstanding over ninety days.

7. Equity Advance

As of June 30, 2005, the Company had received advance payments on the issuance of common stock for $70,500.

8. Long-Term Debt

Notes Payable


   Through the  acquisition  of  Financial  Software,  Inc. the
   Company became  obligated for the acquired  accounts payable in the amount of $30,000.  In June 2003,  the Company issued
   33,000  shares  of  stock at a value  of  $5,000  and a note payable for $25,000 in satisfaction  of accounts  payable to
   one of the FSI vendors.  The note carries interest at 5.0%         $  25,000


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

   Per the purchase agreement of Core One Mortgage, Inc. on May
   5,  2005,  the  Company  issued  a  note  in the  amount  of
   $2,000,000,  at 8.00%,  with  monthly  payments  of $62,673, payable over three years,  with a final  payment of $491,505 on  March  6,  2008,  commencing  May  6,  2005.  As of  the financial statement date,  $1,908,078 of the original amount
   remains and  $497,402 is the current portion.                      1,908,078
                                                                    -----------
                                                                      1,976,845
   Current portion,  other                                             (522,402)
   Current portion,  stockholder                                        (43,767)
                                                                    ===========
   Long-term debt                                                   $ 1,410,676
                                                                    ===========

Minimum future commitments under notes payable are as follows for the years ended December 31,

                       Year                       Amount
                   -------------            ---------------
                       2005                 $       312,511
                       2006                         517,633
                       2007                         560,596
                       2008                         586,105
                    Thereafter                            -
                                            ---------------
                                            $     1,976,845
                                            ===============


Convertible Notes Payable

The Company had three convertible notes payable which matured April 4, 2005. A schedule of the maturity dates of the convertible debentures with their attached warrants are as follows:


         Original        Extended
 Amount  Maturity Date   Maturity Date   Warrants Outstanding            Converted to Equity
--------------------------------------------------------------------------------------------
$16,000  10/11/2003      10/11/2005      40,000 shares at $.40 per share    04/04/2005
$10,000  11/16/2003      11/16/2005      25,000 shares at $.40 per share    04/04/2005
$10,000  07/23/2004      07/23/2005      25,000 shares at $.40 per share    04/04/2005

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


9. Operating Lease Commitments

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

Lease expense for the six months ended June 30, 2005 was $157,780.

Minimum future commitments under all operating leases are as follows for the years ended December 31:


                       Year                       Amount
                   -------------            ---------------
                       2005                 $       248,853
                       2006                         570,143
                       2007                         490,060
                       2008                         118,392
                    Thereafter                                                 -
                                            ---------------
                                            $     1,427,448
                                            ===============


10. Income Taxes

The components of the provision for income tax consist of the following for the six months ended June 30, 2005:


           Current tax expense - state          $   1,600
           Prior tax expense - state                1,600
           Deferred tax benefit:
           Federal                                141,933
           California                              45,058
           Change in valuation allowance         (186,991)
                                           --------------
           Total deferred tax expense                --
                                           --------------
           Provision for income taxes      $        3,200
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

A reconciliation of the Company's income tax expense rate to U.S. federal statutory rate for the six months ended June 30, 2005 is as follows:

             Federal statutory rates                            (15%)
             State statutory rates                               (8%)
             Change in valuation allowance                       24%
                                                    -----------------
                                                                  1%
                                                    =================

As of June 30, 2005, the Company had realized federal net operating losses of approximately $8,825,215. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The net operating losses expire, as follows:

                                     Realty Capital
                 Consolidated         Corporation     Financial Services, Inc.
 Expiration        Federal               State                  State
-----------------------------------------------------------------------------
       2009         $ 44,994
       2010          379,485         $ 2,109,954
       2011          461,101             318,228
       2012          236,028              76,034
       2013                              522,756
       2014                              119,873                $ 389,827
       2018          861,526
       2019          603,950
       2020        3,670,269
       2021          578,596
       2022          126,723
       2023          871,260
       2024          991,283
               --------------------------------------------------------------
                 $ 8,825,215         $ 3,146,845                $ 389,827
               ==============================================================

11. Loss Per Share

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

                                             Basic (Loss)      Diluted (Loss)
                       Net (Loss)             Per Share          Per Share
                  ------------------------------------------------------------
    Loss              $ (514,867)           $ (514,867)
    Shares                                  19,835,524
    Per share                               $    (0.03)             $ (0.03)

12. Related Party Transactions

On May 9, 2003 the Board of Directors approved the acquisition of Silverado Mortgage Corporation SMC, a mortgage brokerage company, from John E. Hartman (President of Silverado Financial, Inc.) for 729,452 restricted common shares.

Mr. Hartman abstained from the vote. The acquisition was made at a trading value of $127,654 which was the net asset value of SMC and the average closing bid price of the Company on the prior five trading days. Mr. Hartman's holdings of Silverado Financial, Inc. common stock were 103,511 shares (0.87% of total shares outstanding) prior to acquisition and 832,963 shares (6.59% of total shares outstanding) after the acquisition of SMC, respectively.

On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767, of Silverado Financial, Inc. stock to allow the Company the capability to issue more shares for financing transactions and services. Silverado Financial, Inc. will satisfy the note obligation with reissuance of shares and a 5% bonus of 36,472 shares, valued at $2,188.


13. Contingencies

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


13. Subsequent Events

On August 20, 2005 DL Pacific and Mr. & Mr. Selis settled the aforementioned suits by paying Silverado Financial $12,500 and executing mutual release and hold harmless.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Recent Operating Highlights

Management achieved several significant operational milestones during 2004, including the following:

     o    Grew Q2 Revenue to approximately $900k, surpassing total 2004 revenue
     o    Year-To-Date 2005 Revenue $1.45mm
     o    Transitioned to Mortgage Banking Operation
     o    Expanded into Walnut Creek, California
     o    Acquired Core One Mortgage, Inc.
     o    Implemented acquisition strategy
     o    Achieving   Revenue   milestones   as  per  business  plan  through  a
          combination of acquisition and organic growth
     o    Created National Retail Platform
     o Hired Instream Partners as advisory firm to increase shareholder awareness and finance future acquisitions
     o    Continual Quarter-Over-Quarter growth in excess of 1.5x
     o    Year-to-Date Originations of approximately $110mm


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Chief Financial  Officer Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

Report on Form 8-K filed with the Security and Exchange Commission on May 17, 2005 reporting Acquisition of CoreOne Mortgage and Liberty Settlement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. SILVERADO FINANCIAL, INC.


 /s/ John E. Hartman
 -------------------------------------
Date: September 13, 2005
By: John E. Hartman
President, Chief Executive Officer & Interim Chief Financial Officer