Form 10QSB
period 2005-09-30
SILVERADO FINANCIAL INC
filed 2005-12-23
CIK 1032405

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                        Commission File Number 000-29049


                            SILVERADO FINANCIAL, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

             Nevada                                           86-0824125
________________________________________________________________________________
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

              5976 W. Las Positas, Suite 218, Pleasanton, CA 94588
              ____________________________________________________

               (Address of principal executive offices) (Zip Code)
               ___________________________________________________
                        Telephone Number: (925) 227-1500

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


As of September 30, 2005, 20,164,062 of the registrant's common stock, $0.01 par value per share, were issued and outstanding and 100,000 shares of the registrants preferred were issued and outstanding.

                            Silverado Financial, Inc.

                        Consolidated Financial Statements

              For the Nine Months Ended September 30, 2005 and 2004


                                Table of Contents

                             INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION .............................................. 3

Item 1. Financial Statements ..............................................  3

        Report of Independent Auditors ....................................  3

        Consolidated Balance Sheet ..................................... 4 - 5

        Consolidated Statements of Income .................................. 6

        Consolidated  Statements  of  Stockholders' Equity  ...............  7

        Consolidated Statements of Cash Flows  ......................... 8 - 9

        Notes to Financial Statements ................................ 10 - 22

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 23

Item 3. Controls and Procedures ........................................... 36

PART II. OTHER INFORMATION ................................................ 38

Item 1. Legal Proceedings ................................................. 38

Item 2. Changes in Securities ............................................. 39

Item 3. Defaults Upon Senior Securities ................................... 39

Item 4. Submissions of Matters to a Vote of Security Holders .............. 39

Item 5. Other Information ................................................. 39

Item 6. Exhibits and Reports on Form 8-K .................................. 39

Signatures ................................................................ 39

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


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

SALLMANN, YANG & ALAMEDA
An Accountancy Corporation
Pleasanton, California

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                               September 30,
                                                        2005            2004
                                                    -----------     -----------
Assets
Current assets
 Cash                                               $    43,792     $    63,927
 Accounts receivable                                     87,010           3,324
 Mortgage receivable                                    524,300            --
 Investment receivable                                   22,510            --
 Prepaid expenses                                        22,668            --
                                                    -----------     -----------
Total current assets                                    700,280          67,251
Property and equipment
 Furniture and equipment                                406,543         146,271
 Intellectual property                                  699,010            --
 Accumulated depreciation and amortization             (438,778)        (38,843)
                                                    -----------     -----------
Total property and equipment                            666,775         107,428
Other assets
 Deposits                                                58,571          11,547
 Other intangibles                                         --           699,010
 Goodwill                                             2,985,471            --
                                                    -----------     -----------
Total other assets                                    3,044,042         710,557
                                                    -----------     -----------
Total assets                                        $ 4,411,097     $   885,236
                                                    ===========     ===========

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                           Consolidated Balance Sheets


                                                              September 30,
                                                           2005            2004
                                                   ------------    ------------
Liabilities and stockholders' equity
Current liabilities
 Accounts payable                                  $    289,190    $    293,204
 Warehouse facility payable                             524,300            --
 Notes payable current portion                          531,114            --
 Notes payable - stockholders                            66,384            --
 Due to affiliates                                         --               939
 Equity advances                                        165,500            --
 Convertible notes                                         --            36,000
 Accrued liabilities                                      5,482         185,766
 Accrued wages                                          529,514            --
 Payroll taxes payable                                  287,601            --
 Income taxes payable                                     2,400            --
                                                   ------------    ------------
Total current liabilities                             2,401,485         515,909

Long term debt
 Notes payable - long term portion                    1,297,000         275,000
                                                   ------------    ------------
Total long term debt                                  1,297,000         275,000
                                                   ------------    ------------
Total liabilities                                     3,698,485         790,909

Stockholders' equity
 Preferred stock, $.001 par value,
  1,000,000 shares authorized, 100,000 and 0
  shares issued and oustanding, respectively          1,000,000            --
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  19,635,524 and 20,164,062 shares issued                19,635          18,077
  and oustanding, respectively
 Additional paid in capital                          11,050,161      10,879,985
 Deferred compensation                                     --            (7,030)
 Accumulated deficit                                (11,357,184)    (10,796,705)
                                                   ------------    ------------
Total stockholders' equity                              712,612          94,327
                                                   ------------    ------------
Total liabilities and stockholders' equity         $  4,411,097    $    885,236
                                                   ============    ============


See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                        Consolidated Statements of Income


                                                      For the Three Months          For the Nine Months
                                                       Ended September 30,          Ended September 30,
                                                       2005           2004           2005           2004
                                                -----------    -----------    -----------    -----------
Income
 Net sales                                      $ 1,026,469    $   223,908    $ 2,434,091    $   536,691
 Cost of sales                                      136,376           --          437,959           --
                                                -----------    -----------    -----------    -----------
Gross profit                                        890,093        223,908      1,996,132        536,691

Operating expenses
 Selling, general and administrative expenses     1,134,921        350,273      2,550,529      1,043,498
 Depreciation and amortization                       92,511          7,114        231,841         20,942
                                                -----------    -----------    -----------    -----------
Total operating expenses                          1,227,432        357,387      2,782,370      1,064,440
                                                -----------    -----------    -----------    -----------
Operating loss                                     (337,339)      (133,479)      (786,238)      (527,749)
Other income (expense)
 Interest income                                      2,667           --           10,481           --
 Gain on sale of investments                           --             --             --            9,813
 Investment income                                   24,307           --           51,297           --
 Interest expense                                   (52,989)        (6,454)       (76,010)       (19,217)
 Impairment                                            --         (699,010)          --         (699,010)
                                                -----------    -----------    -----------    -----------
Total other income (expense)                        (26,015)      (705,464)       (14,232)      (708,414)
                                                -----------    -----------    -----------    -----------

Loss before income taxes                           (363,354)      (838,943)      (800,470)    (1,236,163)
Provision for income taxes                             --             --            3,200           --
                                                -----------    -----------    -----------    -----------
Net loss                                        $  (363,354)   $  (838,943)   $  (803,670)   $(1,236,163)
                                                ===========    ===========    ===========    ===========

Loss per share (basic)                          $     (0.02)   $     (0.05)   $     (0.04)   $     (0.08)
                                                ===========    ===========    ===========    ===========

Loss per share (dilutive)                       $     (0.02)   $     (0.05)   $     (0.04)   $     (0.08)
                                                ===========    ===========    ===========    ===========

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                 Consolidated Statements of Stockholders' Equity
              For the Nine Months Ended September 30, 2005 and 2004


                                                          Additional                                 Total
                                       Common Stock         Paid-in      Deferred     Accumulated Stockholders'
                                 Shares        Amount       Capital    Compensation     Deficit      Equity
                             ------------  ------------  ------------  ------------  ------------ ------------
Balance, December 31, 2003     14,839,492  $     14,839   $ 10,455,513 $    (16,000) $ (9,560,541) $   893,811

Shares issued for payables      2,062,975         1,154       153,051          --            --        154,205
Shares issued for services      2,115,325         1,183       154,921         8,970          --        165,074
Shares issued for cash          1,146,270           901       116,500          --            --        117,401
Net loss                             --            --            --            --      (1,236,164)  (1,236,164)
                             ------------  ------------  ------------  ------------  ------------ ------------

Balance, September 30, 2004    20,164,062  $     18,077  $ 10,879,985  $     (7,030) $(10,796,705)$     94,327
                             ============  ============  ============  ============  ============ ============


                                                                                      Additional                     Total
                                    Preferred Stock             Common Stock            Paid-in    Accumulated  Stockholders'
                                 Shares        Amount        Shares       Amount        Capital      Deficit       Equity
                             ------------  ------------  ------------  ------------  ------------ ------------  ------------

Balance, December 31, 2004           --    $       --      18,216,697  $     18,217  $ 10,889,713 $(10,553,514) $    354,416

Shares issued for payables        100,000     1,000,000       984,691           984        81,722         --       1,082,706
Shares issued for services           --            --         634,136           634        86,383         --          87,017

Shares returned for services                                 (200,000)         (200)       (7,657)                    (7,857)
Net loss                             --            --            --            --            --       (803,670)     (803,670)
                             ------------  ------------  ------------  ------------  ------------ ------------  ------------

Balance, September 30, 2005       100,000  $  1,000,000    19,635,524  $     19,635  $ 11,050,161 $(11,357,184) $    712,612
                             ============  ============  ============  ============  ============ ============  ============

See accountants' report and accompanying notes

                            Silverado Financial, Inc.

                      Consolidated Statements of Cash Flows


                                                            For the Three Months         For the Nine Months
                                                             Ended September 30,          Ended September 30,
                                                           2005           2004           2005           2004
                                                      -----------    -----------    -----------    -----------
Operating activities
 Net loss                                             $  (363,354)   $  (838,941)   $  (803,670)   $(1,236,163)
 Adjustments to reconcile net loss to
 cash flows from operating activities:
  Depreciation and amortization                            92,511         18,214        231,841         49,912
  Loss on sale of marketable securities                      --             --             --           (9,813)
  Stock for services and payables                         (59,465)        45,936        110,188        317,360
  Impairment                                                 --          699,010           --          699,010
 (Increase) decrease in:
  Accounts receivable                                     (55,682)          (321)       (70,124)         8,081
  Mortgage receivable                                    (279,300)          --         (524,300)          --
  Investment receivable                                     4,480           --          (22,510)          --
  Prepaid expenses                                          5,018           --          (11,744)          --
  Deposits                                                (13,893)          --          (36,673)        (4,647)
 Increase (decrease) in:
  Accounts payable                                         71,653         19,630        233,320         48,383
  Warehouse facility payable                              279,300           --          524,300           --
  Due to affiliates                                          --           53,500           --           65,419
  Equity advances                                          95,000           --          165,500           --
  Payroll taxes payable                                    40,527           --          201,304           --
  Income taxes payable                                      1,600           --            2,400           --
  Accrued wages                                           135,359           --          323,082           --
  Accrued liabilities                                    (102,198)         5,458         (5,823)        19,217
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used in) operating activities     (148,444)         2,486        317,091        (43,241)


Investing activities
 Proceeds from the sale of investments                       --             --             --           27,588
 Purchases of property and equipment                      (12,479)          --         (158,167)       (12,000)
 Purchase of goodwill                                        --             --       (2,985,471)          --
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used in) investing activities       (12,479)          --       (3,143,638)        15,588


See accountants' report and accompanying notes

                            Silverado Financial, Inc.


                                                           For the Three Months           For the Nine Months
                                                            Ended September 30,           Ended September 30,
                                                           2005           2004           2005           2004
                                                      -----------    -----------    -----------    -----------
Financing activities
 Proceeds from private placements of stock             $     --      $    62,762      $    --      $    90,350
 Proceeds from issuance of preferred stock                   --             --        1,000,000           --
 Proceeds from issuance of notes payable                     --             --        2,000,000           --
 Proceeds from issuance of shareholder loan                22,617           --           22,617           --
 Repurchase of shareholder stock                             --          (43,767)          --             --
 Payment on notes payable                                 (43,964)          --         (171,886)          --
                                                      -----------    -----------    -----------    -----------
Net cash provided by (used in) financing activities       (21,347)        18,995      2,850,731         90,350

Net increase (decrease) in cash                          (182,270)        21,481         24,184         62,697
Cash at beginning of period                               226,062         42,446         19,608          1,230
                                                      -----------    -----------    -----------    -----------
Cash at end of period                                 $    43,792    $    63,927    $    43,792    $    63,927
                                                      ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information:

Interest expense                                      $    52,989    $      --      $    76,010    $      --
Income tax expense                                    $      --      $      --      $     1,600    $      --

Supplemental disclosure of non-cash
investing and financing activities:
Receipt of 461,822 common shares for decrease in
 valuation of software purchased with Financial
 Software, Inc.                                       $      --      $   (23,091)   $      --      $   (23,091)

Relinquishment of notes payable for decrease in
 valuation of software purchased with
 Financial Software, Inc.                             $      --      $  (275,000)   $      --      $  (275,000)
Adjustment of Goodwill for vehicle not purchased in
 acquisition of Core One Mortgage                     $     3,945    $      --      $     3,945    $      --

See accountants' report and accompanying notes

                            Silverado Financial, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004

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

As of September 30, 2005, the Company had three wholly owned subsidiaries as follows:

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

As shown in the accompanying financial statements, the Company had a net loss of $803,670 for the nine months ended September 30, 2005. It has incurred an accumulated deficit of $11,357,184 and has a deficit of working capital of $1,701,205 as of September 30, 2005. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions located in California. The balances held are insured by the Federal Deposit

Insurance Corporation up to $100,000. As of September 30, 2005 the Company's account balances did not exceed these limits.

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

At September 30, 2005, the Company's investments held for sale were $0. The Company acquired an investment in Liberty Settlement Services, LLC on May 5, 2005. From that date, forward, 50% of the income is owned by the Company. The Company's share of income through September 30, 2005 is valued at $51,297 of which $28,787 was distributed during the third quarter of 2005.

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

Depreciation expense for the nine months ended September 30, 2005, was $57,088. Amortization expense for the nine months ended September 30, 2005, was $174,753.

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

The price of any options granted pursuant to these grants is not to be less than 100 percent of the fair market value of the shares on the date of grant. The options expire one year from date of grant and are immediately vested. There was no charge to expense for the value of the options during the nine months ended September 30, 2005, as no options were issued.

Revenue Recognition

Sales consist of loans to third party investors in the secondary market. Sales are generally recognized at the time of funding, provided that no significant vendor obligations exist and collections of accounts receivable are probable.

Advertising

Advertising costs are expensed as incurred. For the nine months ended September 30, 2005, the Company did not incur any advertising costs.

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

In September 2005, the Company received the remaining 157,131 shares due to them. The note payable of $275,000, with corresponding accrued interest of $41,047 and $7,500 in accounts payable have been reversed as of December 31, 2004 with a resulting impairment expense of $389,753.

The Company placed the software into service in October 2004 and is amortizing the software over a three year period commencing upon the in-service date. Amortization expense for the nine months ended September 30, 2005 was $174,761. Amortization expense is estimated to be as follows for the years ended December 31:

          Year            Amount
          ----          --------
          2005          $233,003
          2006           233,003
          2007           174,761
                        --------
                        $640,767
                        ========

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

Following are pro forma amounts assuming that the acquisition was made on January 1, 2005:

          Net sales                                      $ 3,277,062
          Cost of sales                                      508,453
                                                         -----------
          Gross profit                                     2,768,609

          Operating expenses
           Selling, general and administrative expense     3,176,026
           Depreciation expense                              231,841
                                                         -----------
          Total operating expenses                         3,407,867
                                                         -----------
          Operating loss                                    (639,258)

          Other income
           Interest income                                    13,893
           Investment income                                  51,297
                                                         -----------
          Total other income                                  65,190

          Loss before taxes                                 (574,068)
          Provision for income taxes                           6,581
                                                         -----------
          Net loss                                       $  (580,649)
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


5. Goodwill

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Goodwill of $2,985,471 arose in connection with the acquisition or Core One, Mortgage, Inc. No impairment loss has been recognized in the reporting unit.


6. Accounts Payable

As of September 30, 2005, the Company owes its vendors a total of $289,190, of which approximately $147,277 was outstanding over ninety days.

7. Equity Advance

As of September 30, 2005, the Company had received advance payments on the issuance of common stock for $165,500.


8. Long-Term Debt

Notes Payable

Through the  acquisition  of Financial  Software,  Inc., the
Company became  obligated for the acquired  accounts payable in the amount of $30,000.  In June 2003,  the Company issued
33,000  shares  of  stock at a value  of  $5,000  and a note payable for $25,000 in satisfaction  of accounts  payable to
one of the FSI vendors. The note carries interest at 5.0%         $      25,000

On October 11, 2004 John E. Hartman returned 729,452 shares, valued at $43,767,  of Silverado  Financial,  Inc.  stock to allow the  Company the  capability  to issue more shares for financing  transactions and services.  Silverado  Financial,
Inc. will satisfy the note  obligation  with  re-issuance of
shares and a 5% bonus of 36,472 shares, valued at $2,188.                43,767

During  September  2005, Sean E. Radetich loaned the Company
$22,617 to cover operating expenses.                                     22,617

Per the purchase agreement of Core One Mortgage, Inc. on May
5,  2005,  the  Company  issued  a  note  in the  amount  of
$2,000,000,  at 8.00%,  with  monthly  payments  of $62,673, payable over three years,  with a final  payment of $491,505 on  March  6,  2008,  commencing  May  6,  2005.  As of  the financial statement date,  $1,803,114 of the original amount
remains and $506,114 is the current portion.                          1,803,114
                                                                ---------------
                                                                      1,894,498
Notes payable - current portion                                        (531,114)
Notes payable - stockholder                                             (66,384)
                                                                ---------------
Notes payable - long term portion                                   $ 1,297,000
                                                                ===============


Minimum future commitments under notes payable are as follows for the years ended December 31,

              Year                   Amount
          --------------          ----------
              2005                $  214,155
              2006                   516,304
              2007                   559,157
              2008                   604,882
         and thereafter                --
                                  ----------
                                  $1,894,498
                                  ==========

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

As of September 30, 2005 the outstanding balance was $524,300.


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

During May 2005, the Company became responsible for a lease for 2,080 square feet in an office building in Walnut Creek, California. The lease period is for a period of three years ending on May 31, 2008. The base rental under the lease is $58,656 per annum ($4,888 per month) during the first twelve month period, $59,904 annum the following twelve month period ($4,992 per month), $61,152 annum the next twelve month period ($5,096 per month). The lease provides for the Company to pay its proportionate share of the landlord's common costs.

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

Lease expense for the nine months ended September 30, 2005 was $258,500.

Minimum future commitments under all operating leases are as follows for the years ended December 31:

               Year                Amount
         ---------------    ----------------
              2005                $  141,465
              2006                   568,522
              2007                   495,432
              2008                   120,483
          and thereafter                --
                                  ----------
                                  $1,325,902
                                  ==========

10. Income Taxes

The components of the provision for income tax consist of the following for the nine months ended September 30, 2005:

          Current tax expense - state            $   1,600
          Prior tax expense - state                  1,600
          Deferred tax benefit:
          Federal                                  141,933
          California                                45,058
          Change in valuation allowance           (186,991)
                                                 ---------
          Total deferred tax expense                  --
                                                 ---------
          Provision for income taxes             $   3,200
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

A reconciliation of the Company's income tax expense rate to U.S. federal statutory rate for the nine months ended September 30, 2005 is as follows:

As of September 30, 2005, the Company had realized federal net operating losses of approximately $8,825,215. Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. The net operating losses expire, as follows:

              Expiration    Federal           State          State
                         ----------        ----------    ----------
                 2009        44,994
                 2010       379,485        $2,109,954
                 2011       461,101           318,228
                 2012       236,028            76,034
                 2013          --             522,756
                 2014          --             119,873    $  389,827
                 2018       861,526
                 2019       603,950
                 2020     3,670,269
                 2021       578,596
                 2022       126,723
                 2023       871,260
                 2024       991,283
                         ----------        ----------    ----------
                         $8,825,215        $3,146,845    $  389,827
                         ==========        ==========    ==========

11.    Loss Per Share

As of September 30, 2005, there were convertible notes with exercisable warrants outstanding. Outstanding options, warrants and convertible securities to purchase common stock were not considered in the calculation for diluted earnings per share for the nine months ended September 30, 2005, because the effect of their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator of the basic and diluted per share calculations for the loss from continuing operations is as follows:

                                         Basic (Loss)         Diluted (Loss)
                    Net (Loss)             Per Share             Per Share
                 ------------------------------------------------------------
Loss               $ (803,670)           $ (803,670)           $ (803,670)
Shares                                   19,635,524            19,735,524
Per share                                   $ (0.04)              $ (0.04)



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

During September, 2005 Sean E. Radetich loaned the Company $22,617 to cover operating expenses.

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

On May 12, 2004 The Subway.Com filed for arbitration for $60,000 plus interest against the Company in the state of Florida. The suit claims breach of contract for stock promotion services. The Company believes it has meritorious defense and that no contract was ever consummated. The August 2005 arbitration date has been postponed.

On July 16, 2004, the Company was served with a complaint by the State of California, Department of Industrial Relations on behalf of a former contractor for back wages of $10,938 and penalties of $288 for an indeterminate number of days. This case was settled by Silverado on November 21, 2005 for $10,000 payable in three payments in December 2005 and January 2006.

On August 17, 2005, a former loan advisor filed a lawsuit against the Company claiming he was not paid for $10,000 in commissions he had earned. The Company has settled out of court agreeing to pay $1,400 to resolve the dispute.


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

MANAGEMENT'S PLAN OF OPERATION

Silverado Financial, Inc. (the "Company", "We", "Us" and "Our") is incorporated under the laws of the State of Nevada and based in Pleasanton, California in the East San Francisco Bay Area. The Company provides first and second mortgage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

products  to  borrowers  in  California  and  Colorado   through  its  operating
subsidiary, Silverado Mortgage Corporation (SMC).

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

BUSINESS OF THE ISSUER

General

Silverado Financial Incorporated is a mortgage banking company focused on providing non-prime borrowers, individuals who generally do not satisfy the credit, documentation or other underwriting standards set by more traditional sources of mortgage credit, with access to capital for the purchase and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

refinancing of one to four-family residential properties. The Company originates mortgage loans, which include fixed and adjustable-rate loans, for purposes such as debt consolidation, refinancing, education, home improvement and real estate purchase.

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

We face competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

institutions, credit card issuers and insurance finance companies. Other financial institutions have gradually expanded their lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation, and asset backed commercial paper facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they negatively affect loan-to-value ratios of the home equity collateral. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our ability to sell loans, the prices we receive for our loans, the value of our mortgage loans held for investment or our residual interests in securitizations, which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

As we implement our plan to become a full service mortgage banking company, we will become increasingly dependent on the securitization market for the sale of our loans because we intend to securitize loans directly in the future and many of the whole loan buyers who purchase loans do so with the intention to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

securitize them. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market's demand for loans could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a "high-cost" loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our planned activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower's ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputation reasons, many whole loan buyers elect not to purchase any loan labeled as a "high cost" loan under any local,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, many lenders and secondary market buyers refused to finance or purchase Georgia loans. As a result, many companies were forced to cease providing mortgages in Georgia until the law's amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 ("New Jersey Home Ownership Act of 2002"), and in New Mexico, as of January 1, 2004 ("New Mexico Home Loan Protection Act"), that have impacted origination of loans in those states. The potential long-term reduction in loans in New Jersey and in New Mexico could be quite severe. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may as a consequence be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage-lending practices. Passage of such laws could increase compliance costs, reduce fee income and reduce origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and until July 2003, lenders could rely on the federal Alternative Mortgage Transactions Parity Act (the "Parity Act") and related rules issued in the past by the Office of Thrift Supervision (the "OTS") to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result; we are not able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in eight states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

attractive than the interest rate and loan fee structures that we are able to offer.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses; such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

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

We intend to service the loan we originate on a nationwide basis.  Therefore, we
must  comply  with  the  laws  and   regulations,   as  well  as  judicial   and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, some individual municipalities have begun to enact laws that restrict loan-servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer's ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

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

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees. When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

locate and it is often difficult to collect any monetary losses that we have suffered from them.

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

Under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower's active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to this Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to this Act is significant, the cash flows we receive from loans underlying our on-balance sheet securitizations and from our residual interests

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

would be reduced, which could cause us to reduce the carrying value of our residual interests and would decrease our earnings. In addition, the Soldiers' and Sailors' Civil Relief Act of 1940, imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower's period of active duty status, and under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we are in the process of implementing a new loan origination system. Implementing and becoming proficient with the new loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

implementation of our new loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be adversely affected to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors' equivalent technologies or technological solutions, or (iii) becomes increasing expensive to service, retain and update. Any failure to acquire technology or technology solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would have a material adverse effect on our results of operations, financial condition and business prospects. We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could adversely impact our earnings.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws include various provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of our stockholders. These provisions include the existence of a classified board of directors, the ability of our board of directors to issue shares of our preferred stock without any

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

further stockholder approval and requirements that (i) our stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) our stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors on our board of directors. Issuance of our preferred stock could discourage bids for the common stock at a premium as well as create a depressive effect on the market price of our common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


/s/ John E. Hartman
-------------------------------------
By: John E. Hartman
President, Chief Executive Officer
& Interim Chief Financial Officer

Date: December 22, 2005